Form 10QSB
period 1995-03-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1995-05-12
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                              ____________________

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934.

                              ____________________


       For Quarter Ended March 31, 1995 Commission file number 0-18410
                         --------------                        -------

                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
       ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                       95-4233050
       ---------------------------------------------------------------
       (State or other jurisdiction of    (I.R.S. Employer
       incorporation or organization)     Identification No.)

          9150 Wilshire Boulevard, Suite 205, Beverly Hills, CA 90212
       ---------------------------------------------------------------
            (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code (310) 285-0400


                                    Not Applicable
- ----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  -----      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common stock - May 10, 1995 - 10,266,334
                    ----------------------------------------

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           March 31,      June 30,
                                             1995           1994
                                          ----------     ----------
                                        (unaudited)
                             ASSETS

Cash and cash equivalents                 $1,323,138     $  964,387
Notes and accounts receivable              1,444,497      1,390,030
Receivables from related parties              85,985        458,294
Film costs, net                            1,926,291      4,610,704
Fixed assets, net                             87,236         93,914
Other assets                                 271,001         89,399
                                          ----------     ----------

                                          $5,138,148     $7,606,728
                                          ----------     ----------

              LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                             $     -        $  588,750
Accounts payable and accrued expenses        864,526      1,348,950
Dividend payable                             126,350        -
Deferred participations based on
 estimated revenues                          600,000        800,000
Deferred revenue                             139,000      3,466,901
                                          ----------     ----------
  Total liabilities                        1,729,876      6,204,601
                                          ----------     ----------

Shareholders' equity:
  Preferred Stock, $.001 par value.
   Authorized 10,000,000 shares;
   Issued 1,000,000 shares - Series A         1,000              -
     Common stock, $.001 par value.
   Authorized 50,000,000 shares;
     issued 11,388,770 and 10,808,833
     shares                                   11,379         10,809
  Additional paid-in capital              15,321,224     10,543,302
  Accumulated deficit                    (10,915,139)    (8,141,792)
                                          ----------     ----------

                                           4,418,464      2,412,319
  Treasury stock 1,122,436 shares,
    at cost                               (1,010,192)    (1,010,192)
                                          ----------     ----------
Net shareholders' equity                   3,408,272      1,402,127
                                          ----------     ----------
                                          $5,138,148     $7,606,728
                                          ==========     ==========


See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                   Nine months ended March 31,
                                   ----------------------------
                                      1995              1994
                                   -----------       -----------
                                                       Note (2)
Revenues                           $ 4,971,334        $10,573,969
                                   -----------        -----------
Film amortization                    2,808,752          2,272,723
Costs related to revenues                    -          5,608,000
                                   -----------        -----------

                                     2,808,752          7,880,723
                                   -----------        -----------

                                     2,162,582          2,693,246
Write down of film costs to net
 realizable values                     937,298             28,391
General and administrative
 expenses                            3,660,150          5,211,296
                                   -----------        -----------

Operating (loss)                    (2,434,866)        (2,546,441)

Interest income                         28,260             84,058
Interest and financing expense        (296,741)          (129,939)
Provision for note receivable         (270,000)                 -
Reduction in deferred
 participations                        200,000                  -
Settlement of lawsuit                        -           (400,000)
                                   -----------        -----------

   Net (loss)                       (2,773,347)        (2,992,322)

Dividend requirement of Series A
 Preferred Stock                      (126,350)                -
                                   -----------        -----------

Net (loss) applicable to common
 shareholders                      $(2,899,697)       $(2,992,322)
                                   ===========        ===========

Net (loss) per common share              $(.29)             $(.32)
                                         =====              =====

Average common shares outstanding    9,930,777          9,272,913
                                   ===========        ===========






See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    Three months ended March 31,
                                    -----------------------------
                                       1995            1994
                                       ----            ----
                                                       Note (2)
Revenues                              $   322,846      $ 2,564,280
                                      -----------      -----------

Film amortization                         502,018        1,263,806
Costs related to revenues                    -             130,000
                                      -----------      -----------
                                          502,018        1,393,806
                                      -----------      -----------

                                         (179,172)       1,170,474
Write down of film costs to net
 realizable values                        937,298           28,391
General and administrative expenses     1,703,368        1,998,077
                                      -----------      -----------

Operating (loss)                       (2,819,838)        (855,994)

Interest income                            14,820           17,612
Interest and financing expense                 -           (94,481)
Provision for note receivable            (270,000)            -
Reduction in deferred participations      200,000             -
                                      -----------      -----------

   Net (loss)                          (2,875,018)        (932,863)

Dividend requirement of Series A
 Preferred Stock                         (106,250)            -
                                      -----------      -----------

Net (loss) applicable to common
 shareholders                         $(2,981,268)     $  (932,863)
                                      ===========      ===========

Net (loss) per share                        $(.29)           $(.10)
                                      ===========      ===========
Average common shares outstanding      10,266,334        9,309,288
                                      ===========      ===========





See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)

                 Series A
                  Prefer-            Additional
                    red    Common      Paid-In                   Treasury
                   Stock    Stock      Capital     Deficit         Stock        Net
                   ------   ------   ----------  -----------    ----------   ---------
Balance,
 June 30, 1994     $ -      10,809   10,543,302   (8,141,792)   (1,010,192)  1,402,127

Sale of Units in
 public offering    1,000             4,175,467                              4,176,467

Issuance of shares
 for interest                  266      274,734                                275,000

Exercise of stock
 options                       304      454,071                                454,375

Dividend on Series
 A preferred stock                     (126,350)                              (126,350)

Net (loss)                                        (2,773,347)               (2,773,347)
                   ------   ------   ----------  -----------    ----------   ---------
Balance,
 March 31, 1995    $1,000   11,379   15,321,224  (10,915,139)   (1,010,192)  3,408,272
                   ======   ======   ==========  ===========    ==========   =========





See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Nine months ended March 31,
                                               ------------------------------
                                                  1995              1994
                                                  ----              ----
                                                                  Note (2)
Cash flows from operating activities:
Net (loss)                                     $(2,773,347)       $(2,992,322)
Net loss of DSL duplicated                            -               398,200
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization                  2,825,343          2,308,780
  Allowance for amounts receivable                 270,000               -
  Reduction in deferred participations            (200,000)
  Write down of film costs                         937,298               -
  Issuance of shares of stock for interest         275,000               -
  Settlement of lawsuit                               -               400,000
  Changes in assets and liabilities:
    Decrease (increase) in receivables             334,117            (50,488)
    (Increase) decrease in other assets             (2,472)            75,048
    (Decrease) in accounts payable and
     accrued expenses                             (484,424)          (326,756)
    (Decrease) increase in deferred revenues    (3,327,901)           973,150
                                               -----------        -----------

Net cash provided by (used in) operating
 activities                                     (2,146,386)           785,612
                                               -----------        -----------

Cash flows from investing activities:
  Additions to film costs                       (1,240,767)        (3,083,621)
  Capital expenditures                              (9,913)           (10,417)
  Increase in due from related parties            (286,275)            (2,689)
                                               -----------        -----------

Net cash (used in) investing activities         (1,536,955)        (3,096,727)
                                               -----------        -----------

Cash flows from financing activities:
   Sale of units in public offering              4,176,467               -
   Borrowings (repayments), net                   (588,750)           157,500
   Proceeds from exercise of stock options         454,375          1,323,718
                                               -----------        -----------

Net cash provided by financing activities        4,042,092          1,418,218
                                               -----------        -----------

Net increase (decrease) in cash                    358,751           (829,897)
Cash at beginning of period                        964,387          4,774,565
                                               -----------        -----------
Cash at end of period                          $ 1,323,138        $ 3,944,668
                                               ===========        ===========



See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 March 31, 1995

(1)  Basis of Presentation

  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented.

  The information contained in this Form 10-QSB Should be read in conjunction with the audited financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.


(2)  Restatement of Prior Year

  In May 1994, the Company acquired all of the capital stock of DSL Productions, Inc. and its affiliates ("DSL") in a transaction accounted for as a pooling of interests. Accordingly, the Company's financial statements for the nine and three months ended March 31, 1994 have been restated to include the accounts of DSL.

  Reconciliation of amounts previously reported:

                               Nine months   Three months
                                 Ended March 31, 1994
                               --------------------------
  Revenues:
   As previously reported      $ 6,532,874    $  316,450
   Revenues of DSL               4,041,095     2,247,830
                               -----------    ----------
   Revenues as restated        $10,573,969    $2,564,280
                               ===========    ==========

  Net (loss):
   As previously reported      $(2,064,622)   $ (641,003)
   Net (loss) of DSL              (927,700)     (291,860)
                               -----------    ----------
   Net (loss) as restated      $(2,992,322)   $ (932,863)
                               ===========    ==========

(3)  Agreement With Former President of DSL

  As of February 27, 1995, the Company entered into an agreement with the former President of DSL which resulted in the termination of the employment agreement with this individual. This employment agreement was for a five year period that commenced on May 19, 1994 and provided for annual base compensation of $350,000, a monthly automobile allowance of $1,250 and an annual bonus based on DSL's pre-tax earnings. The Company also transferred certain of its projects in development to a new corporation ("DEG") in exchange for a 19.9% ownership interest in DEG. The remaining 80.1% of DEG is owned by the former President of DSL. The Company will receive 5% of the gross revenues (as defined) from DEG's exploitation of these transferred projects. The carrying amount of these transferred projects (approximately $179,000) is included in other assets. The Company has also agreed to transfer to DEG one of its projects in production upon its completion in exchange for 5% of future gross revenues, as defined, from the exploitation of this project. The Company retained all of its interest in its and DSL's completed projects.

  In December 1994 the Company made a $270,000 loan to the former President of DSL pursuant to its guarantee. The loan was made from the proceeds of the Company's December 1994 public offering and is represented by a promissory note which bears interest at prime plus 1% and is due on December 31, 1997. This note is a nonrecourse obligation and is secured by stock options previously granted to this individual which entitle him to purchase an aggregate of 400,000 shares of the Company's common stock through December 31, 1997 at a price of $2.72 per share. Due to the market price of the Company's common stock being substantially below the exercise price of the stock options securing the note, the Company has established an allowance for the entire amount of this note.

(4) Film Costs

  The Company has revised its estimates of future gross revenues relating to its completed projects and its plans to use its projects in development. The adjustment of amortization of completed projects as a result of these revised estimates and the reduction in the carrying amounts of the Company's completed projects and projects in development has been reflected during the quarter ended March 31, 1995.

(5) Deferred Participations Based on Estimated Future Revenues

  The Company has agreed to pay the former owner of DSL up to a maximum of $800,000 solely from a portion of revenues, as defined, from certain of DSL's projects as such revenues are received. Based on estimates of revenues from these projects, the Company has determined that the aggregate of these payments will not exceed $600,000. Accordingly, the Company has adjusted its previously recorded deferred liability to the amount it estimates will be paid in the future. In the event that payments made exceed the Company's estimate, any additional payments will be charged to operations when the related revenues are earned.


(6)  Debt Financing

  In October 1994, the Company completed the sale of $1,100,000 principal amount of 7% subordinated notes. The notes were repaid upon the closing of the Company's December 1994 public offering. See Note (7). In accordance with the terms of these notes, upon repayment, the noteholders were issued an aggregate of 276,437 shares of the Company's common stock with a market value equal to 25% of the principal amount of the notes ($275,000). This amount has been included in the accompanying condensed consolidated financial statements as a charge to interest and financing expense with a corresponding increase to common stock and additional paid-in capital.

(7) Public Offering of Securities

  In December 1994, the Company completed a public offering of its securities. The Company sold 1,000,000 Units for net proceeds (after deducting underwriting commissions and related expenses) of approximately $4,176,000. Each Unit consists of one share of Series A 8.5% Convertible Preferred Stock ("Class A Stock") and one Class B Warrant. Each share of Class A Stock has a liquidating preference of $5 (aggregate - $5,000,000), is convertible into one share of common stock (aggregate - 5,000,000 shares) at any time and is entitled to quarterly dividends at the annual rate of $.425 (aggregate - $425,000). At the Company's option, dividends on the Class A Stock may be paid either in cash or in shares of common stock valued at the then market price. On March 24, 1995, the Company declared the first quarterly dividend on the Class A Stock.
This dividend was subsequently paid in cash and has been recorded at March 31, 1995 as a charge to additional paid-in capital.

  Each Class B Warrant is exercisable for one share of common stock at a price of $2.00 through December 1997. The Company may redeem the Class B Warrants at a price of $.01 each if the defined market price of the Company's common stock is at least $2.60 per share. Of the net proceeds received from this offering, $1,150,000 was used to repay the 7% subordinated notes including interest; $580,000 was used to pay the obligation to the former owner of DSL; $270,000 was used to repay a loan on behalf of the former President of DSL; and the balance was added to the Company's working capital.

(8) Exercise of Stock Options

  During the nine months ended March 31, 1995, the Company issued 303,500 shares of its common stock upon the exercise of stock options and received aggregate proceeds of $454,375.

(9) Employment Agreements

  The Company has entered into a consulting agreement with its former Chairman of the Board whereby this individual will serve as a consultant to the Company through June 30, 1999 for annual compensation of $80,000 and an annual bonus of not less than 2% of qualified financings, as defined. The Company also granted this individual a four year stock option to purchase 300,000 shares of common stock at a price of $1.00 per share. In connection with this agreement, the Company's then existing employment agreement with this individual was cancelled. This agreement would have expired on June 30, 1996 and provided for annual base compensation of $225,000, a monthly automobile allowance of $750 and 2 1/2% of the Company's annual pre-tax income.

(10) (Loss) Per Common Share

  (Loss) per common share has been computed after deducting (in 1995) the dividend requirement of the Series A Preferred Stock from net (loss) and is based on the weighted average number of common shares outstanding during the periods. The assumed conversion of the Series A Preferred Stock has not been included because the effect of such conversion would be anti-dilutive.

(11) Legal Matters

  The Company was a party to an action which claimed, among other things, certain violations of securities laws. The Company had agreed to settle this lawsuit, subject to court approval, by issuing to the plaintiffs stock purchase warrants with an aggregate value of $400,000. The effects of this settlement have been reflected in the accompanying 1993 condensed consolidated financial statements. As of January 30, 1995, the Company issued an aggregate of 711,111 Class C Warrants in settlement of this lawsuit. Each Class C Warrant is exercisable for one share of common stock at a price of $4.00 through April 13, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The amount of revenues earned by the Company in any one period is dependent on, among other things, the number of projects completed during any such period and the distribution of completed projects. Revenues from producers and other fees are primarily dependent on the number of projects being produced and the agreements relating to such projects. Accordingly, the amount of revenues earned by the Company in any period are not necessarily indicative of future revenues.

NINE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO NINE MONTHS ENDED MARCH 31,
1994

  Revenues for the nine months ended March 31, 1995 included approximately $3,607,000 of revenues from Future Quest, which is airing on PBS, and fees from the series Dave's World, which is airing on CBS, revenues from other completed projects and personal management fees. Revenues for the nine months ended March 31, 1994 included $5,478,000 received from the Company's made-for-television movie, Against the Wall, which aired on HBO, fees from Dave's World, distribution fees, personal management fees and revenues from completed projects. Amortization of film costs for the nine months ended March 31, 1995 and 1994 was $2,808,752 and $2,272,723, respectively using the individual film forecast method. Costs related to revenues in fiscal 1993 consist of amounts expended on Against the Wall.

  The Company has revised its estimates of future gross revenues relating to its completed projects and its plans to use its projects in development. The reduction in the carrying amounts of the Company's completed projects and projects in development of $937,298 has been reflected during the March 31, 1995 quarter.

  General and administrative expenses for the nine months ended March 31, 1995 were $3,660,150 as compared to $5,211,296 for the nine months ended March 31, 1994. The decrease in operating expenses was primarily attributable to amounts paid to the former owner of DSL in fiscal 1994 and reductions in expenses of the Company's personnel management subsidiary. Pursuant to certain employment agreements, the Company is obligated to pay additional compensation based on, among other things, profits on projects produced and producers' fees. For the nine months ended March 31, 1995, no additional compensation was earned based on these provisions. The termination of certain employment agreements has reduced the Company's annual compensation payments by approximately $519,000 per year. The full effects of such reduction will be recognized commencing with the last quarter of fiscal 1995.


  The decrease in interest income was primarily due to a reduction in funds available for investment and lower interest rates. Interest and financing expense for fiscal 1994 primarily consists of interest paid on the Company's 7% subordinated notes including $275,000 representing the market value of the shares of common stock issued to the noteholders upon the repayment of the notes.

THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1994

  Revenues for the three months ended March 31, 1995 primarily consisted of revenues from completed projects, fees from Dave's World, and personal management fees. Revenues for the three months ended March 31, 1994 included $5,478,000 received from Against the Wall, fees from Dave's World, distribution fees, personal management fees and revenues from completed projects. Amortization of film costs for the three months ended March 31, 1995 and 1994 was $502,018 and $1,263,806, respectively using the individual film forecast method. The adjustment in amortization of film costs resulting from revised estimates of future gross revenues has been reflected in the March 31, 1995 quarter.

  General and administrative expenses for the three months ended March 31, 1995 were $1,703,368 as compared to $1,998,077 for the three months ended March 31, 1994. The decrease in operating expenses was primarily attributable to amounts paid to the former owner of DSL in fiscal 1994 and reductions in expenses of the Company's personnel management subsidiary. The full effects of the termination of certain employment agreements will be recognized commencing with the last quarter of fiscal 1995.

  The decrease in interest income was primarily due to a reduction in funds available for investment. During the quarter ended March 31, 1995, the Company did not have any interest bearing debt and did not incur any interest expense.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1995, the Company had cash and cash equivalents of $1,323,138. In December 1994, the Company completed a public offering of its securities, receiving net proceeds of $4,176,467. Of these net proceeds, $1,150,000 was used to repay the Company's 7% subordinated loans including interest, make the guaranteed debt repayment to one of the former owners of DSL of $580,000; and make the payment of a loan guaranteed by the Company made by one of the former owners of DSL to the then President of DSL in the amount of $270,000. The balance of these net proceeds (approximately $2,176,000) was added to working capital.


  In connection with the agreement with the former President of DSL, the Company transferred certain projects in progress to DSL Entertainment Group, Inc. ("DEG"), a corporation formed by the former President of DSL. The Company owns 19.9% of DEG. The Company will receive 5% of the gross revenues, as defined, from the exploitation of these transferred projects by DEG. The Company will not incur any costs in connection with the receipt of its portion of these future gross revenues.

  The Company's cash receipts are principally derived from exhibition and distribution of its completed projects, producers fees and personal management fees. These cash receipts are affected by various factors including the timing of the completion, exhibition and distribution of its completed projects and the number of projects produced. Therefore, the Company is unable to accurately predict the level or timing of its future cash receipts.

  The Company's cash commitments for the next twelve months include compensation to its officers and others of approximately $1,542,000 and minimum office rent of $229,000 (aggregate - approximately $1,771,000). The Company also incurs overhead and other costs such as salaries, related benefits, office expenses, professional fees and similar expenses. For the nine months ended March 31, 1995, general and administrative expenses, which includes compensation and rent, aggregated approximately $3,569,000. As a result of the termination of certain employment agreements, the Company expects that the level of its future general and administrative expenses will decline from prior levels. The Company also expends funds on the production and development of projects.

  Dividends on the Company's Series A Preferred Stock, which was sold in the December 1994 public offering, aggregate $425,000 annually and, at the Company's option, may be paid in shares of the Company's common stock. The first dividend on these shares was declared in March 1995 and subsequently paid in cash. The Company has agreed to pay a maximum of $800,000 to the former owner of DSL solely out of revenues, as defined, from certain television programs. These payments will not have a negative effect on the Company's future cash flow because no payments will be made in excess of the related revenues received.

  The Company has no arrangements for external sources of liquidity such as bank lines of credit and has no material commitments for capital expenditures. Management believes that the Company's present and future resources will be sufficient for its needs for at least the next twelve months.

                         PART II -- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
 4.1 Class C Warrant Agreement dated as of January 30, 1995(1)

10.1 Agreement of Restructuring and Settlement dated February 27, 1995 among
     Drew Levin, The Producers Entertainment Group  Ltd. and DSL Productions
     Inc.(2)

10.2 First Amended Agreement of Restructuring and Settlement dated as of
     February 27, 1995 among Drew Levin, The Producers Entertainment Group
     Ltd. and DSL Productions Inc.(1)

10.3 Consulting Agreement dated February 27, 1995 between Bibicoff &
     Associates and The Producers Entertainment Group Ltd.(2)

10.4 Letter Agreement dated as of March 10, 1995 between The Producers
     Entertainment Group Ltd. and Jonathan Stanton Company(1)

- ---------------------
(1)  Filed herewith.

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated February 27, 1995.

(b)  Reports on Form 8-K

     Report on Form 8-K dated February 27, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE PRODUCERS ENTERTAINMENT GROUP LTD.



Date:  May 10, 1995          /s/  Irwin Meyer
                                  -------------------------
                                  President