Form 10KSB40
period 1995-06-30
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1995-10-13
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                  FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934  [Fee required]

For the fiscal year ended June 30, 1995

Commission File No. 0-18410


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          Delaware                                              95-4233050
-------------------------------                             ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


9150 Wilshire Blvd., Beverly Hills, California                    90212
----------------------------------------------                  ----------
(Address of Principal Executive Offices)                        (Zip Code)


                                (310) 285-0400
                                --------------
                 Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

 Series A Convertible Preferred Stock, Common Stock, Warrants, Class B Warrants
 ------------------------------------------------------------------------------
                                (Title of Class)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                   No
                         -----                    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/


                                                            Number of Pages:
                                                            Exhibit Index Page:

                           [Cover page 1 of 2 pages]

Issuer's revenues for its most recent fiscal year - $5,290,745.

The aggregate market value of the voting stock held by non-affiliates based upon the average of the closing bid and asked prices of such stock as of September 19, 1995 as reported on the National Association of Securities Dealers Automated Quotation System was $7,490,091.

As of September 19, 1995, there were 10,420,996 shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following are incorporated by reference into Part III of this Annual Report on Form 10-KSB:

Registration Statement on Form S-1 declared effective on December 5, 1989.

Form 10-K for the fiscal year ended June 30, 1991.

Form 10-K for the fiscal year ended June 30, 1992.

Form 8-K dated May 20, 1994.

Registration Statement on Form 8-A dated November 21, 1994.

Registration Statement on Form SB-2 declared effective on December 14, 1994.

Form 8-K dated February 27, 1995.

Form 10-QSB for the quarter ended March 31, 1995.






                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         The Producers Entertainment Group Ltd. (the "Company") was organized under the laws of the State of Delaware on August 10, 1989 as a wholly owned subsidiary of Ventura Entertainment Group Ltd. ("Ventura"). In July 1994, Ventura distributed substantially all of the Company's Common Stock that it owned to Ventura's shareholders. As a result of this distribution, no present relationship exists between the Company and Ventura.

         The Company completed its initial public offering of securities in December 1989 and, in January 1990, commenced operations. In April 1993 and December 1994, the Company completed secondary offerings of its securities. In May 1994, the Company acquired all of the outstanding common stock of DSL Productions, Inc. and its affiliates ("DSL") in exchange for 130,000 shares of Common Stock. The Company's Common Stock is listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") and is traded in the NASDAQ's Small Cap Market under the symbol "TPEG". The Company's Common Stock is also listed on the Boston Stock Exchange and traded under the symbol "PEG.".

         The Company is engaged in the acquisition, development and production of made-for-television movies, series and mini-series and theatrical motion pictures. The Company also engages in personal management of the careers of performers, writers and directors. Unless the context indicates otherwise, the term "Company" includes The Producers Entertainment Group Ltd. and all of its subsidiaries.

         The Company's offices are located at 9150 Wilshire Boulevard, Suite 205, Beverly Hills, California 90212. Its telephone number is (310) 285-0400.

HISTORY

         Prior to fiscal 1992, the Company's activities were limited to acquiring rights to literary properties, engaging writers to write or rewrite screenplays or teleplays, and submitting these screenplays and teleplays to various studios, production companies and television and cable networks for development as theatrical motion pictures or made-for-television movies. Commencing with the year ended June 30, 1992, the Company's activities expanded to produce made-for-television movies, a theatrical motion picture, television series and providing personal management services. DSL was formed in January 1992 and produces television series.

OVERVIEW

         The Company's business of developing and producing made-for-television movies, series and mini-series and theatrical motion pictures (collectively and individually referred to as "projects") is conducted in various manners. There are certain activities that the Company must perform to have a project developed and produced. These activities include the acquisition of the literary property, the development of the property into a saleable project, the financing and sale of the project to broadcasters, studios and/or other investors and, finally, the production of the project.

         The market for projects includes theatrical, video, pay television, cable television and standard non-pay television release, including both network and syndication. Projects are generally exploitable throughout the world. Typically, distribution rights are granted in various media for limited periods of time and in specified geographical areas in exchange for financial guarantees which may be used to finance the cost of the related project. These projects become part of a company's library and may be relicensed when the initial distribution licenses have expired. These libraries have generally increased in value due to the increased international need for programming.

         The market for made-for-television movies exists in a meaningful way. The Company has found that the production of these features is profitable. The primary reason for this profitability is that the Company has been able (and believes it will continue to be able) to develop and produce made-for-television movies for an amount which does not significantly exceed the initial television license fee. This license fee, whether it be from a network or a cable company, generally enables the licensee to broadcast the made-for-television movie a limited number of times during a specific time period. After the licensee has broadcast the made-for-television movie in accordance with this arrangement, all of the remaining rights belong to the producer. Additional profits may be realized from the exploitation of made-for-television movies in other markets.

         Television series represent a major source of current and future revenue for the Company. As with made-for-television movies, the cost of a television series is financed (in whole or in part) from licensing fees. These fees are derived from domestic television networks and/or foreign distribution companies in exchange for exclusive rights to broadcast or distribute the series in specified markets for specified periods of time. After the expiration of these rights, additional revenues may be derived from relicensing these series in the same or other markets such as domestic and foreign syndication and home video.

         The Company also provides producer and executive producer services to others in connection with the production of projects.

The Company receives fees for these services and is generally entitled to participate in future profits from these projects. Any such profit participations received will represent a profit to the Company as there are no costs relating thereto. The Company received fees for producing the theatrical motion picture What's Love Got to Do With It and the made-for-television movie Against the Wall and is receiving fees for the television series Dave's World. The Company was not required to pay any of the production costs of these projects and is entitled to participate in profits from each of these projects.

         The Company may finance the production of a project using its own resources or by entering into arrangements with third parties for financing part or all of the production costs. To the extent that the Company utilizes its own resources to finance a production, in whole or in part, it endeavors to enter into arrangements whereby it receives funds in exchange for exhibition, distribution and/or other rights. Entering into such agreements reduces the Company's financial risk with regard to any particular production. However, entering into such agreements also reduces the Company's potential revenues from such productions. Determinations as to financing any production, either in whole or in part, and arrangements relating thereto are made by management on an individual project basis.

ACQUISITION OF EXISTING PROPERTIES

         Properties are usually acquired by options for a nominal fee against a more substantial purchase price. This option usually enables the Company to develop the property during the option period before committing to its acquisition. Having an option also enables the Company to secure a financing or production commitment before actually acquiring the property. Option periods customarily run for a minimum of one year and contain provisions that enable the Company to extend the option for additional periods. Terms of options vary significantly and are dependent on, among other factors, the credibility and prior success of the writer/owner of the property, the level of revenues or profits that the Company estimates can be received from the exploitation of the property and the estimated costs of further development and production of the property. Various agreements relating to these projects may provide for additional payments to writers upon their sale, production and/or distribution. Certain agreements also may provide for participations, at various percentage levels, in revenues and/or profits from these projects.

DEVELOPMENT OF NEW PROPERTIES

         Properties may be developed from original material which may be treatments or first-draft screenplays or teleplays. It is not the practice of the Company to expend substantial sums in the development of a project unless it believes that there is a strong likelihood of a financing, production and/or distribution commitment from third parties.

PACKAGING OF PROPERTIES

         During the development phase of a project, a screenplay or outline of the program is written, tentative commitments are sought from the creative personnel and financiers such as studios, networks, production and distribution companies and a proposed production schedule and budget are prepared. Often, these properties are created, acquired and developed with specific talent such as directors and actors involved so that they may be offered to financial and distribution entities as a more attractive project. This process is commonly known as "packaging". Frequently, a "package" will include not only actors, directors, producers and writers, but also, if appropriate, music, special effects and/or specific locations and related items. The Company believes that packaging a literary property greatly enhances its ability and opportunities to obtain favorable production, financing and distribution commitments.

PRODUCTION

         Production of a project is divided into three phases: pre-production, principal photography and post-production. The Company is involved in all phases of production.

         Upon receiving final approval from its financing/distribution source (such as a television network or studio), the project is put into the pre-production phase. During this phase, agreements with talent including performers, a director, cinematographers and art directors are completed. Locations are selected and sets, props, equipment and other production requirements are obtained. The pre-production phase may last for several weeks for a made-for-television movie up to several months for a theatrical motion picture. After pre-production is completed, the production enters the principal photography phase.

         Principal photography is the phase where the project is recorded on film. Actors perform on sets, in the studio and on locations in accordance with a pre-determined schedule established by the producer. Principal photography for a made-for-television movie is usually completed in approximately three weeks while principal photography for a theatrical motion picture could require up to several months. Upon completion of principal photography, the project enters the final post-production phase.

         Post-production is the phase where the film shot during principal photography is transformed into a completed project. The post-production phase includes editing, addition of sound effects, a musical score and other technical processes required to complete the project.

DISTRIBUTION OF COMPLETED PROJECTS

         Distribution of certain completed projects are conducted by independent third parties who have the right to distribute these properties in designated areas of the world for specific periods of time. These distribution companies retain a percentage of the revenues received from the distribution of the projects and are entitled to recover expenses relating to such distribution. Generally, the Company will not incur any direct expenses from the distribution of its completed projects.

COMPLETED PROJECTS

         Through June 30, 1995, the Company has produced the following projects:

TELEVISION SERIES

         Dave's World - A television series based on the books by Pulitzer Prize winning, syndicated columnist Dave Barry. This series stars Harry Anderson (Night Court) and is directed by James Widdoes (Delta and Empty Nest). Dave's World airs on CBS and continues to rate in the top 20 hit network series. The Company has produced 48 episodes of Dave's World and has received a renewal for 22 new episodes for the Fall 1995 television season. The Company renders executive producer services for this series and receives producers' fees and is entitled to a profit participation.

         Future Quest - A television series consisting of 22 half-hour episodes. Hosted by Jeff Goldblum, this series combines science and technology with pop culture. This series was produced under an agreement with the Public Broadcasting Station ("PBS") who provided production financing in exchange for certain exclusive rights to broadcast this series.

         Laurie Cooks Light & Easy - A television series consisting of 65 half-hour episodes which is hosted by cookbook author Laurie Burrows Grad. This series features celebrities such as Wolfgang Puck, Jill St. John and Florence Griffith Joyner who prepare meals in the light and easy way. This series initially aired on the Learning Channel.

         Home Green Home - A television series consisting of 10 half-hour episodes. Hosted by Kelly Shays Smith, this series focuses on home planting and gardening and is scheduled to air on PBS in the Fall of 1995.

         Superstars of Action - An action television series consisting of 26 half-hour episodes which was produced for German broadcaster Beta-Taurus. The series is hosted by Robert Wagner and profiles actions of stars from Steve McQueen to Arnold Schwarzenegger. This series is currently being licensed to Discovery Communication's Learning Channel for its initial U.S. cable run. U.S home video rights have been licensed to ABC Video.

         Hollywood Stuntmakers I - A television series consisting of 13 half-hour episodes which was produced for The Discovery Channel. Starring James Coburn, this series features stunts by Hollywood's best stuntmen and women in action. This series initially aired on The Learning Channel. The U.S. home video rights have been licensed to Hearst/Popular Mechanics.

         FX Masters - A television series consisting of 26 episodes which was produced for The Learning Channel. Hosted by Christopher Reeve, this series takes a behind the scenes look at how special effects and movie magic is made and currently airs on The Discovery Channel.

         Forces Beyond- a 26 half-hour investigative series with The Learning Channel. This series employs its news gathering resources to uncover the facts behind some of the world's most confounding mysteries, including telekinesis, psychic healing and ghosts. This series has been sold to Western International Communications in Canada for a portion of the licensing fees.

         Can't Hurry Love - A situation comedy television series which is being produced for the CBS television network and will air in the Fall 1995 television season. The initial order for this series is for 13 half-hour episodes.

         A Day With - A one hour interview show which aired on the Fox network in May 1995.

         The Company also owns two completed television series; Hollywood Babylon which consists of 26 half-hour episodes and Crosstown which consists of 65 half-hour episodes.

MADE FOR TELEVISION MOVIES

         Against The Wall - A made-for-television movie produced by the Company for Home Box Office. This movie, which aired in March 1994, focuses on the true story of a 23 year-old prison guard who was taken hostage during the infamous riot at Attica State Prison. Award winning John Frankenheimer (The Manchurian Candidate and

Birdman of Alcatraz) was the director and received an Emmy for his direction of this movie. Irwin Meyer, the President and Chief Executive Officer of the Company was nominated for the Producer of the Year by The Producers Guild of America for being the executive producer of this movie. The Company received an executive producer fee and a profit participation.

         The Price She Paid - A made-for-television movie starring Loni Anderson and Anthony John Denison which was broadcast on the CBS television network. The Company has licensed this movie for broadcast outside North America under the title Plan of Attack. The Company has retained the rights to this movie in other ancillary markets such as domestic syndication and domestic home video.

         When A Stranger Calls... Back - A made-for-television movie, which initially aired on Showtime. The stars of the movie are Carol Kane and Charles Durning. The teleplay was written by Fred Walton who also directed this movie. The Company received an executive producer fee and a profit participation.

         The Secret Passion of Robert Clayton - A made-for-television movie which aired on the USA network. This movie stars John Mahoney and Scott Valentine. The Company received an executive producer fee and a profit participation.

THEATRICAL MOTION PICTURE

         What's Love Got To Do With It - A theatrical motion picture based on the life story of rock superstar Tina Turner which was released in June 1993. Stars Angela Bassett and Larry Fishburne received Academy Awards nominations for their roles in this film. The director was Brian Gibson. The Company received a producer fee and a profit participation.

PROJECTS IN PRODUCTION

         The Company is in production of Simply Style, a series of 60 half-hour episodes about fashion and style. Hosted by Leah Feldon, this series is scheduled to air on The Learning Channel in the Fall of 1995.

PROJECTS IN DEVELOPMENT

         On a continuing basis, the Company has projects in various stages of development. These projects consist of television series, made-for-television movies and theatrical motion pictures. The Company periodically evaluates the expected use of its projects in development to determine if they will be further developed or produced (either by itself or with others), developed by others, sold or abandoned. Decisions as to projects in development are made by management on a case-by-case basis after considering all relevant factors.

PERSONAL MANAGEMENT

         The Company's manages the careers of performers, writers and directors. Among the Company's clients are Julia Louis-Dreyfus (Seinfeld), George Newborn (The Boys are Back), Rosalind Allen (Seaquest), Michael Stoyanov (Blossom), Nancy Allen, Mark Durbin, John Robert Hoffman, Douglas Sills and Constance McCashin.

EMPLOYEES

         The Company employs 14 persons on a full-time basis, including 3 independent contractors. Of such persons, 5 are officers, 3 are producers. The balance are clerical and administrative employees. The Company does not anticipate any material change in the number of its employees in the near future. None of the Company's employees are represented by a labor union and the Company believes that it has good relationships with its employees.

         In connection with certain of its activities, such as development and production of projects, the Company has and expects to continue to utilize the services of independent third parties. The extent of the Company's utilization of these services will be determined on a project-by-project basis. The Company believes that such services are available from numerous sources at competitive rates.

         The Company is a party to collective bargaining agreements with the Directors Guild of America, the Screen Actors Guild and the Writers Guild of America. The Company is not a party to any other collective bargaining agreement. In connection with its production and other activities, the Company may employ personnel, such as writers, directors and performing artists who are members of unions that are parties to collective bargaining agreements. The Company has never experienced any labor difficulties. However, it is possible that some of the Company's future business activities will be affected by the existence of collective bargaining agreements relating to persons whom it may employ who are members of unions. The extent to which the existence of collective bargaining agreements may affect the Company in the future is not accurately determinable. Strikes by members of these unions could delay or disrupt the Company's activities.

COMPETITION

         The Company is subject to intense competition in all phases of its operations. The Company's competitors include motion picture studios, United States television and cable networks and other companies who are engaged in similar operations. Most of the Company's competitors have greater financial and other resources than the Company and are in a better position than the Company to obtain literary properties, attract talent, produce projects and distribute completed projects. The Company competes with numerous companies for available literary properties, writers and other creative talent, production financing, and distribution of completed projects.

REGULATION OF MOTION PICTURE AND TELEVISION INDUSTRY

         The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, decides ratings for age group suitability for domestic theatrical distribution of motion pictures. United States television stations and networks, as well as foreign governments, impose restrictions on the content of motion pictures. To the extent that the Company's projects do not comply with certain of these regulations, they may be effectively prohibited from exhibition on applicable television stations, networks and in foreign territories.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company leases approximately 6,350 square feet located at 9150 Wilshire Boulevard, Beverly Hills, California for its corporate offices pursuant to a lease which expires on September 30, 1996. The annual rent is $229,000. The Company believes that its current facilities are sufficient for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

         The Producers Entertainment Group Ltd. and DSL Productions, Inc. v. Drew S. Levin, et. al. was commenced in the Superior Court of the State of California for the County of Los Angeles on June 28, 1995. This action, among other things, seeks payment of loans made by DSL to Mr. Levin prior to the acquisition of DSL by the Company in the aggregate principal amount of approximately $388,000 and accrued interest thereon. The defendants have filed a cross-complaint against the Company and others which claims, among other things, that the Company breached its agreement with Mr. Levin and seeks recision of certain parts of that agreement and damages. The Company believes that it will not be materially adversely effected by the ultimate outcome of these actions.

         Joseph Cayre v. The Producers Entertainment Group Ltd., et. al.   was
commenced in the Superior Court of the State of California for the County of Los Angeles on July 7, 1995. This action claims, among other things, that Mr. Cayre (the former owner of DSL) is presently due the amount payable to him from revenues, as defined, received from certain television series and other damages. The Company has denied these allegations and believes that it will not be materially adversely effected by the ultimate outcome of this action.

         In the normal course of its business, the Company is subject to various claims and legal actions. The Company believes that it will not be materially adversely effected by the ultimate outcome of any of these matters either individually or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Small Cap Market under the symbol "TPEG" and is also traded on the Boston Stock Exchange under the symbol "PEG." The following table sets forth the high and low bid price per share of the Common Stock as reported by NASDAQ for each quarter within the last two fiscal years.

                                                            High             Low
                                                            Bid              Bid
                                                            ---              ---
Fiscal Year - 1994:

         Quarter Ended
         September 30, 1993                                3.3125           2.3125
         December 31, 1993                                 3.875            3.125
         March 31, 1994                                    3.50             2.50
         June 30, 1994                                     3.375            2.438

Fiscal Year - 1995:

         Quarter Ended
         September 30, 1994                                2.9375           1.125
         December 31, 1994                                 2.00              .6875
         March 31, 1995                                     .8125            .50
         June 30, 1995                                      .8125            .375

         On September 19, 1995, the closing prices of the Common Stock as reported by NASDAQ were $.6875 bid and $.75 asked. On such date there were 156 holders of record of the Common Stock. The number of shareholders does not take into account shareholders for whom shares are being held in the name of brokerage firms or clearing agencies.

         The Company has never declared or paid cash dividends on its Common Stock. The Company has outstanding 1,000,000 shares of Series A Preferred Stock which is entitled to annual dividends aggregating $425,000. At the option of the Company, dividends on the Series A Preferred Stock may be paid either in cash or in shares of Common Stock valued at the then market price, as defined. The dividend on the Series A Stock for the quarter ended June 30, 1995 in the aggregate amount of $106,250 was paid by the Company issuing 154,662 shares of Common Stock. No dividends may be paid on the Common Stock unless all dividends on the Series A Preferred Stock have been paid or provision has been made for such payment. No cash dividends are expected to be paid on the Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         Revenues from completed projects owned by the Company are recognized when the project becomes contractually available for telecasting or exhibition by the licensee. Amortization of film costs are charged to operations on an individual-film basis in a ratio that the current year's revenues bears to management's estimate of total gross revenue (current and future years) from all sources. This is commonly referred to as the individual-film-forecast method. The effects on amortization of completed projects resulting from revisions of estimates of total gross revenues are reflected in the year when such revisions are made. The amount of distribution and licensing revenues earned by the Company in any one period are dependent on, among other things, projects completed during any such period and the distribution of completed projects by others. Revenues from producers and other fees are primarily dependent on the number of projects being produced by the Company and the agreements relating to such projects. Accordingly, year to year comparisons of revenues representing distribution, producers and other fees are not necessarily indicative of future revenues from these sources.

RESULTS OF OPERATIONS

Year Ended June 30, 1995 as compared to Year Ended June 30, 1994

         Revenues for the year ended June 30, 1995 primarily consisted of distribution fees from completed projects (primarily Future Quest), fees from the television series Dave's World which is airing on CBS and personal management fees. Revenues for the year ended June 30, 1994 included $5,486,000 received from the made-for-television movie Against the Wall, $4,365,104 of distribution fees from completed projects, fees from Dave's World, and personal management fees.

         Amortization of film costs in fiscal 1995 and 1994 included $729,000 and $1,000,000 related to revisions in estimates of amounts to be received in the future from certain completed projects. Costs related to revenues in fiscal 1994 consist of amounts expended on Against the Wall. Write-offs of projects in the development stage were $335,233 and $233,903 for the years ended June 30, 1995 and 1994, respectively.

         General and administrative expenses decreased to $4,696,554 in fiscal 1995 from $5,621,365 in fiscal 1994 or a decrease of $924,811. This decrease was primarily attributable to the termination of certain unprofitable operations of DSL, and related compensation and other expenses as of February 27, 1995. The effects of these actions will continue in subsequent periods. In connection with the restructuring of the Company's management, the

Company has agreed to enter into and amend employment agreements with certain of its officers and others. Although the terms of these agreements have not been finalized, they provide for additional aggregate compensation of approximately $432,000 for the year ending June 30, 1996 and $854,000 for the years ending June 30, 1997 and 1998.

         The decrease in interest income was primarily due to reduced funds available for investment and lower interest rates. Interest and financing expense for fiscal 1995 includes interest on the Company's 7% subordinated notes including $275,000 representing the market value of the shares of common stock that were issued to the noteholders upon the repayment of the notes.

         The provision for note receivable relates to a loan made to the then President of DSL which is secured by stock options previously granted to this individual. Due to the market price of the Company's common stock being substantially below the exercise price of these options, the Company has established an allowance for the entire amount of this note. Reduction in deferred participations represents the adjustment relating to the estimated amount payable based on certain revenues to be received from certain completed projects based on projections of these revenues.

Year Ended June 30, 1994 as compared to Year Ended June 30, 1993

         Revenues for the year ended June 30, 1994 included $5,486,000 received from Against the Wall, $4,365,104 from completed projects, fees from the television series Dave's World and personal management fees. Revenues for the year ended June 30, 1993 included $1,206,000 of fees from completed projects, an executive producers fee of $299,000 from Hollywood Babylon, $747,500 of producers and other fees earned on other projects, personal management fees and production and distribution fees from projects owned by DSL. Revenues of DSL duplicated in the Statements of Operations for the years ended June 30, 1994 and 1993 were $2,308,230.

         During the years ended June 30, 1994 and 1995, the Company revised its estimates of amounts to be received in the future from certain completed projects. As a result, the Company adjusted the amortization of these project by $1,000,000 during fiscal 1994 and $1,800,000 in fiscal 1993. Costs related to revenues consists of amounts expended on the production of Against the Wall. Write-offs of projects in the development stage were $233,903 and $169,823 for the years ended June 30, 1994 and 1993, respectively.

         General and administrative expenses decreased by $75,486 to $5,621,365 for the year ended June 30, 1994 as compared to $5,696,851 for the year ended June 30, 1993. In fiscal 1993, the Company capitalized as film costs approximately $425,000 of officers' and other compensation and approximately $28,000 of office rent and other expenses aggregating approximately $453,000.

No such costs were capitalized in fiscal 1994. General and administrative expenses in fiscal 1993 included amounts paid by DSL to its former shareholder prior to its acquisition by the Company.

         The increase in interest income was principally due to interest earned on proceeds received from the Company's secondary offering of securities which was completed in April 1993. Interest expense primarily relates to DSL and is based on the level of borrowings in each year. In fiscal 1994, the Company agreed to settle a lawsuit by issuing to the plaintiffs, subject to court approval, warrants to purchase its Common Stock with an aggregate value of $400,000. This agreement has been reflected in fiscal 1994 by a $400,000 charge to operations and a corresponding increase to additional paid-in capital. During the year ended June 30, 1995, the Company issued an aggregate of 711,111 Class C Warrants in settlement of this lawsuit. The issuance of these Class C Warrants did not have any effect on the Company's consolidated financial statements. During fiscal 1993, an aggregate of $102,000 principal amount of notes due from related parties were forgiven.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1995, the Company had cash and cash equivalents of $832,754 and accounts receivable of $652,075 (aggregate - $1,484,829). At such date, the Company also had accounts payable and accrued expenses of $847,595. The Company's operations have been primarily financed by the net proceeds received from public offerings of its securities and proceeds received from exercises of stock options and warrants. Through June 30, 1995, these proceeds aggregated approximately $16,900,000. For the years ended June 30, 1995 and 1994, the Company incurred net losses of $3,593,252 and $5,489,523, respectively. At June 30, 1995, the Company had an accumulated deficit of $11,735,044.

         At the date of acquisition of DSL by the Company, DSL had received advances from one of its former shareholders of $2,687,000. An aggregate of $1,887,000 of these advances has been repaid. This individual is entitled to receive up to a maximum of $800,000 solely out of revenues, as defined, received from certain completed projects. These payments will not be made until the related revenues are received.

         A substantial portion of the Company's working capital has been and will continue to be used to finance the development and production of projects. All or a substantial portion of the production costs of a project are received by the Company from licensing fees received during the production stage of a project and upon its completion. Licensing and distribution fees received subsequent to completion of a project represent a current cash profit to the Company for no significant expenses are incurred in connection with the receipt of such amounts. The Company's working capital has also been used to pay operating expenses, including compensation of its officers and key independent contractors.

         The Company's cash commitments for the year ending June 30, 1996 include minimum compensation to officers and key independent contractors of approximately $1,125,000 and office rent of approximately $220,000 (aggregate - approximately $1,345,000. The Company has agreed to enter into and amend employment agreements with certain of its officers and others. Although the terms of these agreements have not been finalized, they provide for additional aggregate compensation of approximately $432,000 for the year ending June 30, 1996 and $854,000 for the years ending June 30, 1997 and 1998. The Company also incurs other costs such as salaries, related benefits, professional fees and office and other expenses. For the year ended June 30, 1995, general and administrative expenses, which includes compensation and rent, aggregated $4,696,554. During the year ended June 30, 1995, the Company terminated certain unprofitable operations of DSL, terminated and revised certain employment agreements, made reductions in personnel and related expenses, and reduced other operating costs. As a result of these actions, the Company believes that the level of its general and administrative expenses in the future will be substantially below that of prior years.

         Dividends on the Company's Series A Preferred Stock aggregate $425,000 annually. At the Company's option, these dividends may be paid in shares of the Company's common stock. The Company has no borrowings.

         The Company's cash receipts are principally derived from the exhibition and distribution of its completed projects, producers fees and personal management fees. The Company's revenues are affected by the licensing and distribution of its completed projects and the number of projects produced for which the Company receives producers fees. Therefore, the Company is unable to accurately predict the level or timing of its future cash receipts.

         The Company has no arrangements for external sources of liquidity such as bank lines of credit and has no material commitments for capital expenditures. The Company believes that its future revenues and anticipated cash flow, combined with its cash, cash equivalents and accounts receivable as of June 30, 1995, will be sufficient for its needs for at least the next twelve months.

ACCOUNTING STANDARDS

         The Company has adopted Financial Accounting Standards Board Statement of Financial Standards ("SFAS") No. 109 "Accounting for Income Taxes". This standard changed the method of accounting and reporting for income taxes. The adoption of SFAS No. 109 did not have a material impact on the Company's financial statements.

INFLATION

         Inflation has not had a material effect on the Company.

ITEM 7. FINANCIAL STATEMENTS.

 The Company's consolidated financial statements are included elsewhere herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the last two fiscal years, there were no changes in or disagreements with the Company's accountants on any matter of accounting or financial disclosure.



                                    PART III

                                   MANAGEMENT

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information with respect to each of the directors and executive officers and key independent contractors of the Company.



         Name                     Age              Position with Company
         ----                     ---              ---------------------
Irwin Meyer                       60               President, Chief Executive
                                                   Officer and Director

Ronald Lightstone                 56               Chairman of the Board and
                                                   Director

Charles J. Weber                  52               Chief Operating Officer and
                                                   Director


Arthur Bernstein                  32               Senior Vice President and
                                                   Director

Michael I. Levy                   55               Director

Jonathan Axelrod                  45               Independent Contractor

         Directors are elected to an annual term that expires at the Company's annual meeting of stockholders. There are no family relationships between any of the officers, directors and key independent contractors of the Company.

Officers and Directors

         IRWIN MEYER has served as a director of the Company since its inception and as President and Chief Executive Officer of the Company since February 1995. In February 1990, Mr. Meyer became Co-Chairman of the Board of the Company and, in January 1991, became Chairman of the Board of the Company, a position he held until June 1992. From 1988 to July 1994, Mr. Meyer was a director of Ventura and, from May 1988 to December 1990, he was President of Ventura. Mr. Meyer was an Executive Producer of the Company's made-for-television movies The Price She Paid and The Secret Passion of Robert Clayton and its television series, Hollywood Babylon. He was also executive producer of the made-for-television movie Against the Wall which was produced by the Company for Home Box Office. Mr. Meyer was nominated for the Producer of the Year by the Producers Guild of America for being the executive producer of this movie. In 1977, he co-produced the musical Annie for which he received the Antoinette Perry ("Tony") Award, the New York Drama Critics Circle Award, the Drama Desk Award, the Outer Critics Circle Award and the

Cue Magazine Golden Apple Award. Mr. Meyer received a B. S. degree from New York University.

         RONALD LIGHTSTONE has served as Chairman of the Board and a Director of the Company since June 1995. From 1988 to 1994, Mr. Lightstone was affiliated with Spelling Entertainment Group, most recently as Chief Operating Officer. This company is a producer and distributor of television series, mini-series, made-for-television movies and theatrical motion pictures. Previously, he was Senior Vice President of Viacom International Inc. Mr. Lightstone holds a an A.B. in Literature from Columbia University and a J.D. from New York University School of Law.

         CHARLES J. WEBER has served as Chief Operating Officer of the Company since June 1995 and has been a Director of the Company since February 1995. Mr. Weber has been the Chairman and Chief Executive Officer of Weber Communications, Inc., an international consulting firm specializing in professional management, consulting, business development and strategic alliances in the multimedia, entertainment and communications fields Mr. Weber has served as President and Chief Executive Officer of Lucasfilm, Ltd., President and Chief Operating Officer of Embassy Communications and President and Chief Executive Officer of CanWest International Corporation. Mr. Weber holds a B.B.A. from Manhattan College and an M.B.A. from Hofstra University.

         ARTHUR BERNSTEIN has served as Vice President - Business and Legal Affairs of the Company since September 1991 and then as Senior Vice President since June 1992. Mr. Bernstein has been a director of the Company since February 1995. From July 1989 to August 1991, Mr. Bernstein was Director of Legal and Business Affairs for New World Entertainment Ltd. Previously, he was Assistant General Counsel of Four Star International, Inc. Mr. Bernstein received a Bachelor of Science degree in finance and marketing from Philadelphia College of Textiles and Sciences in 1984 and a Juris Doctorate degree from Temple University in 1987.

         MICHAEL I. LEVY has served as a director of the Company since February 1995. Mr. Levy has been engaged in various aspects of the entertainment industry since 1964 including production, packaging and personal management.

Key Independent Contractor

         JONATHAN AXELROD was an executive officer of the Company from February 1990 to May 1993 and was a director of the Company from February 1990 to February 1995. Mr. Axelrod presently provides executive producer and other services to the Company. Mr. Axelrod was the co-owner of Camden Artists, Ltd., a talent agency specializing in packaging motion picture and television projects. Prior to his association with Camden Artists, Ltd., Mr. Axelrod was President - Motion Picture and Television Production of New World

Pictures, held several executive positions at Columbia Pictures Television including Executive Vice President - In Charge of World Wide Productions and was Vice President/ Senior Executive, Prime Time Development, Vice President Dramatic Development and Executive Producer, Motion Pictures for Television of ABC Television Network. Until July 1994, Mr. Axelrod was a director of Ventura.

         The Delaware Supreme Court has held that directors' duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation Law permits a corporation through its Certificate of Incorporation to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breach of fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek non-monetary, equitable remedies such as injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations and there may be instances in which no effective remedy is available.

         The Company believes that it is the position of the Securities and Exchange Commission that insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the Securities Act of 1933, the provision is against public policy as expressed in the Act and is therefore unenforceable.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the two fiscal years ended June 30, 1994 and June 30, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except that Messrs. Lightstone and Weber did not file on a timely basis one Form 3 upon becoming officers and directors of the Company and Mr. Bernstein did not timely file two Form 4 reports during the year ended June 30, 1995 and four Form 4 reports in prior years.

ITEM 10.         EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                                                          Compensation
                                  Annual Compensation                        Awards
                          --------------------------------------------    ------------
(a)                       (b)          (c)          (d)         (e)           (g)
Name and                  Fiscal                                            Options/
Principal                 Year        Salary       Bonus       Other          SARs
Position                  Ended         $            $           $             #
--------                  -----       ------       -----       -----         -------
Irwin Meyer,              1995       281,000       -0         13,500(5)            (8)
 President and                                                18,000(6)
 Chief Executive                                              17,250(7)
 Officer (1)              1994       260,000        -0-       15,113(5)            -0-
                                                              70,000(7)
                                                              18,000(6)
                          1993       345,000        -0-       12,000(6)        185,000
                                                              52,000(9)

Arthur Bernstein,         1995        96,587       12,000      6,625(6)        100,000
 Senior Vice              1994       101,058        -0-        6,000(6)
 President                1993        95,000        -0-        6,000(6)

Drew Levin,               1995       278,590        -0-         -0-                 -0-
 President of             1994       180,000        -0-         -0-          1,300,000(10)
 DSL (2)                  1993       250,000        -0-         -0-                 -0-

Jonathan                  1995       345,000        -0-       18,000(6)             -0-
  Axelrod (3)                                                 13,962(7)
                          1994       345,000        -0-       18,000(6)             -0-
                          1993       331,500        -0-       12,000(6)             -0-
                                                              50,000(9)

Harvey                    1995       141,519        -0-         -0-            300,000
 Bibicoff (4)             1994       225,000        -0-        9,000(6)             -0-
                          1993       225,000        -0-        9,000(6)             -0-

_________________________

 (1) Paid to AliPat Productions Ltd. "AliPat"), which provides the Company with the services of Mr. Meyer and others.

 (2) Includes compensation paid to Mr. Levin by DSL prior to the acquisition of DSL by the Company on May 19, 1994. Mr. Levin resigned as an officer and director of the Company and DSL in February 1995.

 (3) Paid to Jonathan Stanton Company which provides the Company with the services of Mr. Axelrod.

 (4) Includes compensation paid subsequent to February 1995 as a consultant to the Company.

 (5)     Participations in producer fees and net profits on projects produced.

 (6)     Automobile allowance.

 (7)     Advance against future compensation.

 (8) The Company has agreed to sell both Alison Meyer and Patricia Meyer 1,000,000 shares of Common Stock each in exchange for promissory notes. See "Stock Purchases" below and "Item 12. Certain Relationships and Related Transactions." Alison Meyer and Patricia Meyer, who are sisters, are the President and Vice President, respectively, of AliPat and are the adult children of Irwin Meyer. Mr. Meyer disclaims beneficial ownership of the shares of Common Stock to be sold to Alison Meyer and Patricia Meyer.

 (9)     Forgiveness of note receivable.

(10) As a result of the termination of Mr. Levin's employment with the Company, 900,000 of these options were cancelled. The remaining 400,000 options are pledged to secure a note held by the Company. See "Item 12. Certain Relationships and Related Transactions."

                           OPTION/SAR GRANTS TABLE

            OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 1995


                                                                      Potential
                                                                      Realizable
                                                                  Value at Assumed
                                                                    Annual Rates
                                                                   of Stock Price
                                                                  Appreciation for
            Individual Grants                                       Option Term
-----------------------------------------------------        -----------------------
(a)             (b)         (c)       (d)        (e)         (f)            (g)
                            % of
                            Total
                            Options
                            Granted
                            in
                Options     Fiscal    Exercise   Expiration
Name            Granted     Year      Price      Date           5%            10%
----------      -------      --       -----      ----        -------       --------
Arthur          100,000       7%      $  .50      5/31/00     $13,810       $ 30,530
 Bernstein

Harvey          300,000      22%      $ 1.00      2/27/99     $82,885       $183,153
 Bibicoff

                  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

AGGREGATED OPTIONS/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 1995 AND FISCAL YEAR-END OPTION/SAR VALUE

(a)               (b)               (c)              (d)               (e)

                                                     Number of         Value of
                                                     Unexercised       In-the-Money
                                                     Options/SARs      Options/SARs
                                                     at FY-End (#)     at FY-End ($)

                  Shares            Value
Name              Acquired          Realized         Exercisable (E)   Unexercisable (UE)
----              --------          --------         ------------------------------------
Irwin               -0-             $ -0-            635,000 (E)       $   -0-    (E)
 Meyer (1)

Arthur             3,500            $4,594            54,000 (E)       $   -0-    (E)
 Bernstein                                           100,000(UE)       $  18,750 (UE)

Drew                -0-             $-0-             400,000 (E)       $   -0-    (E)
 Levin (2)

Jonathan            -0-             $-0-             400,000 (E)       $   -0-    (E)
 Axelrod (3)

Harvey              -0-             $-0-             880,000 (E)       $   -0-    (E)

 Bibicoff
_____________________________________
(1) Owned by Alison Meyer and Patricia Meyer, who are sisters, and are the President and Vice President, respectively, of AliPat and are the adult children of Irwin Meyer. All of these options are pledged to secure an advance made by the Company to AliPat. See "Item 12. Certain Relationships and Related Transactions." Mr. Meyer disclaims beneficial ownership of the options and the underlying shares of Common Stock held by Alison Meyer and Patricia Meyer.

(2) Pledged to secure a note receivable held by the Company. See "Item 12. Certain Relationships and Related Transactions."

(3) Owned by Jonathan Stanton Company which provides the Company with the services of Jonathan Axelrod.

                        LONG-TERM INCENTIVE AWARDS TABLE

         The Company has agreed to enter into employment agreements with Messrs. Meyer, Lightstone and Weber and to amend its existing employment with AliPat. Although the terms of these agreements have not been finalized, they provide for additional aggregate compensation of approximately $432,000 for the year ending June 30, 1996 and $854,000 for the years ending June 30, 1997 and 1998. See "Employment Agreements" below. The Company has also agreed to sell Messrs. Lightstone and Weber and Alison Meyer and Patricia Meyer an aggregate of 4,500,000 shares of its Common Stock at a price of $.50 per share. The purchase price of these shares will be represented by promissory notes which will bear interest at the rate of 7% per annum and will be secured by, among other things, the purchased shares. See "Stock Purchases" below. There were no other long-term incentive awards granted during the year ended June 30, 1995.

EMPLOYMENT AGREEMENTS

         The Company has entered into an agreement with AliPat to provide the exclusive full-time services of Irwin Meyer and the part-time services of others as producers and/or executive producers and to perform other duties. This agreement expires on June 30, 1996. AliPat is entitled to an annual base guarantee fee of $260,000 plus a $1,500 monthly automobile allowance. During the year ended June 30, 1994, the Company advanced AliPat $70,000 against future guarantee fees. During the year ended June 30, 1995, AliPat earned $13,500 of guarantees which were applied against this advance. See "Item 12. Certain Relationships and Related Transactions". AliPat was also entitled to 30% of all producer fees and/or profit participations received by the Company on certain projects. In February 1995 the Company and AliPat agreed to eliminate AliPat's percentage of all producer fees and profit participations earned on future projects in return for AliPat receiving an additional $1,000 per week. The agreement is terminable by the Company in the event of Mr. Meyer's death or disability. In such event, the Company shall pay the guarantee fee of $260,000 for one year. The Company may also terminate this agreement "for cause" as defined in this agreement. AliPat may terminate this agreement in the event of a material breach by the Company or for "good reason" as defined in this agreement. In such event, the Company shall be obligated to pay all amounts due thereunder for the balance of its term. In the event that the Company materially breaches the agreement after a change in control, AliPat shall be entitled to a lump sum payment equal to three times its then current total compensation. The Company has agreed to amend the agreement with AliPat and enter into an employment agreement with Mr. Meyer. Although the terms of these agreements have not been finalized, they provide for annual compensation to AliPat of $262,000 plus a $1,500 monthly automobile allowance and annual compensation to Mr. Meyer of $50,000. The terms of these agreements will commence on October 1, 1995 and terminate on June 30, 1998. The Company has also agreed to sell both Alison Meyer and Patricia Meyer each 1,000,000 shares of its common stock at a price of $.50 per share. The purchase price of these shares will be represented by promissory notes. See "Stock Purchases" below and "Item 12. Certain Relationships and Related Transactions".

         Mr. Lightstone and the Company have agreed to enter into an employment agreement. Although the terms of this employment agreement have not been finalized, it provides for annual compensation of $250,000 plus a $1,000 monthly automobile allowance. The term of this agreement will commence on October 1, 1995 and terminate on June 30, 1998. The Company has also agreed to sell Mr. Lightstone 1,500,000 shares of its common stock at a price of $.50 per share. The purchase price of these shares will be represented by promissory notes. See "Stock Purchases" below and "Item 12. Certain Relationships and Related Transactions".

         Mr. Weber and the Company have agreed to enter into an employment agreement. Although the terms of this employment agreement have not been finalized, it provides for annual compensation of $250,000 plus a $1,000 monthly automobile allowance. The term of this agreement will commence on October 1, 1995 and terminate on June 30, 1998. The Company has also agreed to sell Mr. Weber 1,000,000 shares of its common stock at a price of $.50 per share. The purchase price of these shares will be represented by promissory notes. See "Stock Purchases" below and "Item 12. Certain Relationships and Related Transactions".

         Mr. Bernstein is employed as Senior Vice President of the Company pursuant to an employment agreement, as amended, which expires on June 30, 1996. Mr. Bernstein's annual compensation is $105,000 plus a $750 monthly automobile allowance. In connection with the amendment of his employment agreement, Mr. Bernstein received a $12,000 bonus. The agreement is terminable by the Company in the event of Mr. Bernstein's death or disability. In such event, the Company is obligated to pay the aforesaid compensation for one year. The Company may also terminate the employment agreement "for cause" as defined in this agreement. Mr. Bernstein may terminate this agreement in the event of a material breach by the Company or for "good reason" as defined in this agreement. In such event, the Company will be obligated to pay him all amounts due thereunder for the balance of its term and all unvested stock options held by him shall vest. In the event of a change in control of the Company, all stock options issued to Mr. Bernstein shall vest and the Company shall, at Mr. Bernstein's option, purchase shares of Common Stock owned by him at the then market price and shall acquire all of his stock options for the difference between the exercise price of such options and the greater of the price at which the new controlling entity acquired its interest in the Company or the then market price of the Common Stock.

         Mr. Axelrod is employed by the Company pursuant to an employment agreement, as amended, with Jonathan Stanton Company, his loan-out company ("JSC"). This agreement expires on June 30, 1996 and provides for annual base compensation of $345,000 plus a $1,500 monthly automobile allowance. JSC is also entitled to receive a portion of the Company's profit participation from a television series. The agreement is terminable by the Company in the event of Mr. Axelrod's death or disability. In such event the Company is obligated to pay the base compensation and automobile allowance for one year. The Company may also terminate this agreement "for cause" as defined in this agreement. JSC may terminate this agreement in the event of a material breach by the Company or for "good reason" as defined in this agreement. In such event, the Company will be obligated to pay JSC all amounts due thereunder for the balance of its term. In the event that the Company materially breaches the agreement after a change in control, JSC shall be entitled to a lump sum payment equal to three times its then current total compensation.

STOCK OPTION PLANS

         The Company's Stock Option Plan (the "Option Plan") provides that a total of 1,000,000 shares of Common Stock may be issued under the Option Plan. In June 1995, the Company's 1995 Stock Option Plan (the "1995 Option Plan") was adopted by the Board of Directors and is subject to shareholder approval. The 1995 Option Plan provides that a total of 3,000,000 shares of Common Stock may be issued under the 1995 Option Plan. No options have been granted under the 1995 Option Plan. The Option Plan and the 1995 Option Plan are collectively referred to as the "Option Plans."

         Pursuant to the Option Plans, the Company may grant "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended ("incentive stock options") as well as non-incentive stock options to salaried employees. The Option Plans provide for administration by the Board of Directors of the Company or by a Committee of the Board of Directors which selects the optionees, authorizes the grant of options and determines the exercise price of the options. Currently, the Board of Directors administers the Option Plans.

         The exercise price of each incentive stock option granted under the Option Plans must be at least 100% of the fair market value per share of the Common Stock as determined by the Board of Directors on the date of the grant. Each incentive stock option may be exercisable for a period, as determined by the Board of Directors, but not in excess of ten years from the date of grant. The exercise price of all options granted under the Option Plans to stockholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant and such options may be exercisable for a period not in excess of five years from the date of grant.

         Incentive stock options granted under the Option Plans are non-transferrable, except upon death, by will or by operation of the laws of descent and distribution, and may by exercised during the employee's lifetime only by the optionee. There is no limit on the number of shares with respect to which options may be granted under the Option Plans to any participating employee. However, under the terms of the Option Plans, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all such plans of the Company and any parent and subsidiary corporations) may not exceed $100,000.

         Options granted under the Option Plans may be exercised within twelve months after the date of an optionee's termination of employment by reason of his death or disability, or within six months after the date of termination by reason of retirement or voluntary termination approved by the Board of Directors, but only to the extent the option was otherwise exercisable at the date of termination. In the event an optionee's employment is terminated for any reason other than death or disability, or retirement or voluntary termination approved by the Board of Directors, such option shall terminate thirty days thereafter.

         The Option Plan expires on August 31, 1999 and the 1995 Option Plan expires on May 31, 2005, unless terminated earlier by the Board of Directors. The Option Plans are subject to amendment by the Board of Directors without stockholder approval, except that no amendment which increases the maximum aggregate number of shares which may be issued under the Option Plans or changes the class of employees who are eligible to participate in the Option Plans would be allowed without the approval of the stockholders of the Company. The Company may also grant stock options outside the Option Plans.

         Set forth below is a list of outstanding stock options of the Company held by its executive officers, directors and key independent contractors as of June 30, 1995. Unless otherwise indicated, all of the outstanding options are currently exercisable and the holders thereof have registration rights with respect to the underlying shares.

                                    NUMBER                    PRICE             EXPIRATION
NAME                                OF SHARES               PER SHARE              DATE
----                                ---------               ---------           ----------
Alison Meyer                            37,500                   $2.00             June 1996 (1)
                                        50,000                   $1.875            December 1997 (1)
                                       137,500                   $3.25                   (2)
                                        92,500                   $2.625            May 1996

Patricia Meyer                          37,500                   $2.00             June 1996 (1)
                                        50,000                   $1.875            December 1997 (1)
                                       137,500                   $3.25                   (2)
                                        92,500                   $2.625            May 1996

Arthur Bernstein                         9,000                   $1.25             September 1996 (1)
                                        20,000                   $3.25             September 1995 (1)
                                        25,000                   $3.00             July 1995
                                       100,000                   $ .50             May 2000

Drew Levin                             400,000 (3)               $2.72             December 1997

Jonathan Axelrod                       400,000                   $3.25                   (4)

_______________________________
(1)      Issued under the Option Plan.

(2) Of these options, 45,833 expire on December 31, 1995, 45,833 expire on December 31, 1996 and 45,933 expire on December 31, 1997.

(3) Pledged to secure a note receivable held by the Company. See "Item 12. Certain Relationships and Related Transactions."

(4) Granted to JSC. Of these options, 133,333 expire on December 31, 1995, 133,333 expire on December 31, 1996 and 133,334 expire on December 31, 1997.


STOCK PURCHASES

         The Company has agreed to sell shares of its Common Stock to certain officers, directors and others. The purchase price of these shares will be represented by promissory notes which bear interest at the rate of 7% per annum and will be secured by, among other things, the purchased shares. The Company has agreed to sell an aggregate of 4,500,000 shares of Common Stock at a price of $.50 per share to the following:

                                            Number of
         Name                               Shares
         ----                               ------
         Alison Meyer                       1,000,000
         Patricia Meyer                     1,000,000
         Ronald Lightstone                  1,500,000
         Charles J. Weber                   1,000,000


 COMPENSATION OF DIRECTORS

         No fees are paid to members of the Board of Directors of the Company for their services as members of the Board of Directors. It is the policy of the Company to reimburse directors for reasonable travel and lodging expenses incurred in attending meetings of the Board of Directors.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

         As of September 19, 1995, the Company had 10,420,996 shares of Common Stock outstanding. The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of such date by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each of the officers and directors of the Company; and (iii) all officers and directors of the Company as a group. Shares beneficially owned by the persons listed in the following table are issuable upon exercise of immediately exercisable stock options.

                                AMOUNT AND
                                NATURE OF                PERCENT OF
NAME AND ADDRESS                BENEFICIAL               OUTSTANDING
OF BENEFICIAL OWNER (1)         OWNERSHIP (2)            COMMON STOCK
-----------------------         -------------            ------------

Alison Meyer (3) (4)            635,000                      5.7%
Patricia Meyer (3) (4)          635,000                      5.7%
Ronald Lightstone (4)             -0-                        -0-
Charles J. Weber  (4)             -0-                        -0-
Michael I. Levy                  25,000                       *
Arthur Bernstein (5)             54,000                       *
Drew Levin (6)                  400,000                      3.7%
Jonathan Axelrod                400,000                      3.7%
Harvey Bibicoff (7)             880,000                      7.8%

All officers and directors
   as a group (5 persons) (8)    79,000                       *

_________________________________
(1) The address of Alison Meyer and Patricia Meyer is 12610 Promontory Road, Los Angeles, California 90049. The address of Messrs. Lightstone, Weber, Bernstein and Axelrod is 9150 Wilshire Boulevard, Beverly Hills, California 90212. The address of Mr. Levin is 12300 Wilshire Boulevard, Los Angeles, California 90025. The address of Mr. Bibicoff and Bibicoff & Associates, Inc. is 1990 Westwood Boulevard, Los Angeles, California 90025.

(2) Beneficial owners of Common Stock possess sole voting and investment power with respect to the shares listed opposite their names.

(3) Includes shares of Common Stock owned by both Alison Meyer and Patricia Meyer by virtue of them being sisters.

(4) Does not include shares of Common Stock to be sold by the Company. See "Stock Purchases" above.

(5) Does not include options to purchase 100,000 shares of Common Stock that are not exercisable within the next 60 days.

(6) Pledged to secure a note receivable held by the Company. See "Item 12. Certain Relationships and Related Transactions."

(7)      Includes options owned by Bibicoff & Associates, Inc.

(8) Does not include options held by Alison Meyer and Patricia Meyer as Irwin Meyer disclaims beneficial ownership of such options and the underlying shares of Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On May 12, 1994, the Company acquired DSL in exchange for
130,000 shares of its Common Stock. At the date of acquisition, DSL owed Mr. Joseph Cayre, one of its former shareholders, an aggregate of $2,687,000 of which an aggregate of $1,887,000 has been repaid by the Company. Mr. Cayre is entitled to receive payments (up to an aggregate of $800,000) solely out of revenues, as defined, received by the Company from certain completed projects. The payment of this amount is the subject of a legal action brought by Mr. Cayre against the Company. See "Item 3. Legal Proceedings."

         The Company had guaranteed the repayment of a $270,000 loan due Mr. Cayre from Mr. Drew Levin, the former President of DSL. In December 1994, the Company loaned Mr. Levin $270,000 for the purpose of repaying this loan. The Company's loan to Mr. Levin is nonrecourse to him, bears interest at prime plus 1% and is due on December 31, 1997. This loan is secured by stock options previously granted to Mr. Levin which entitle him to purchase an aggregate of 400,000 shares of the Company's Common Stock at a price of $2.72 per share through December 31, 1997. Due to the market price of the Common Stock being substantially below the exercise price of these stock options, the Company established an allowance for the entire of amount of this note during the year ended June 30, 1995.

         Prior to its acquisition by the Company, DSL made loans to Mr. Levin in the aggregate amount of approximately $388,000 which bear interest at 4.5%. The Company has filed a lawsuit against Mr. Levin for, among other things, repayment of these loans and interest thereon. See "Item 3. Legal Proceedings."

         In January 1994, AliPat received a payment of $70,000 as an advance against compensation to be paid to AliPat in the future pursuant to a services agreement. This advance bears interest at 8% and was due on December 31, 1994. During the year ended June 30, 1995, this advance was reduced by application of the participations earned by AliPat in the amount of $13,500. The Company may exercise the stock options held by the officers of AliPat, sell the underlying shares and apply the proceeds received in excess of the exercise price of the options to repayment of this advance and accrued interest thereon. At June 30, 1995, the aggregate market value of the shares of Common Stock issuable upon the exercise of these stock options was substantially below the $64,900 balance (including accrued interest) of this advance. In connection with the amendment of Mr. Bernstein's employment agreement in fiscal 1995, he received a $12,000 bonus.

         In February 1995, the Company and Mr. Levin entered into an agreement which, among other things, resulted in the termination of Mr. Levin's employment agreement and his resignation as an officer and director of the Company. In connection with this agreement, the Company transferred certain of its projects in development to a new corporation formed by Mr. Levin ("DEG") in exchange for a 19.9% interest in DEG. Mr. Levin owns the remaining
80.1% of DEG. The carrying amount of the projects transferred to DEG was approximately $174,000. The Company will receive 5% of the gross revenues, as defined, from DEG's exploitation of these transferred projects. The Company also agreed to transfer to DEG one of its projects that was in production at the time of this agreement in exchange for 5% of future gross revenues, as defined, from this project. This agreement is the subject of a legal action brought by Mr. Levin against the Company. See "Item 3. Legal Proceedings."

         The Company has agreed to enter into employment agreements with Messrs. Meyer, Lightstone and Weber and to amend its existing employment with AliPat. Although the terms of these agreements have not been finalized, they provide for additional aggregate compensation of approximately $432,000 for the year ending June 30, 1996 and $854,000 for the years ending June 30, 1997 and 1998. See "Item 10. Executive Compensation - Employment Agreements". The Company has also agreed to sell Messrs. Lightstone and Weber and Alison Meyer and Patricia Meyer an aggregate of 4,500,000 shares of its Common Stock at a price of $.50 per share. The purchase price of these shares will be represented by promissory notes which bear interest at the rate of 7% per annum and will be secured by, among other things, the purchased shares. See "Item 10. Executive Compensation - Stock Purchases".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - The following documents required by Item 601 of Regulation S-B are filed as exhibits or are incorporated by reference herein.

                  Exhibit
Number            Description
------            -----------
 3. 1             Restated Certificate of Incorporation of Registrant,
                  dated April __, 1993 (4)

 3. 3             By-Laws of Registrant (1)

10. 1             Stock Option Plan (1)

10. 1 (a)         Amendment to Stock Option Plan (3)

10. 2 Agreement dated as of January 1, 1991 between Registrant and AliPat Productions Ltd. (2)

10. 2(a)          Production Services Agreement dated February 21, 1994
                  between Registrant and AliPat Productions Ltd. (5)

10.13             Stock Acquisition Agreement dated May 19, 1994 among the
                  Registrant, Drew Levin and others (4)

10.14 Employment Agreement dated May 19, 1994 among Drew Levin, the Registrant and DSL Productions, Inc. (4)

10.15             Form of Amendment dated June 2, 1994 to Employment
                  Agreement dated May 19, 1994 among Drew Levin, the
                  Registrant and DSL Productions, Inc. (4)

10.16             Agreement of Restructuring and Settlement dated February
                  27, 1995 among Drew Levin, The Producers Entertainment
                  Group Ltd. and DSL Productions Inc. (5)

10.17 First Amended Agreement of Restructuring and Settlement dated February 27, 1995 among Drew Levin, The Producers
                  Entertainment Group Ltd. and DSL Productions Inc. (6)

10.18             Consulting Agreement dated February 27, 1995 between The
                  Producers Entertainment Group Ltd. and Bibicoff &
                  Associates, Inc. (5)

10.19             Letter Agreement dated as of March 10, 1995 between The
                  Producers Entertainment Group Ltd. and Jonathan Stanton
                  Company (6)

22.               Subsidiaries of the Registrant (7)

______________________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1. Registration Number 33-30925.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

(4)      Incorporated by reference to the Company's Form 8-K dated May 20, 1994.

(5)      Incorporated by reference to the Company's Form 8-K dated February 27,
         1995.

(6) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1995.

(7)      Filed herewith.

         (b) Reports on Form 8-K

         There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        THE PRODUCERS ENTERTAINMENT GROUP LTD.

Date: October 10, 1995                        By /s/ Irwin Meyer
                                                 --------------------------
                                              Irwin Meyer, President and
                                              Chief Executive Officer

Date: October 10, 1995                        By /s/ Charles J. Weber
                                                 --------------------------
                                              Charles J. Weber, (Principal
                                              Financial and Accounting
                                              Officer)


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                      Date
---------                                   -----                      ----
/s/ Irwin Meyer                             Director                   October 10, 1995
------------------------------
    Irwin Meyer


/s/ Ronald Lightstone                       Director                   October 10, 1995
------------------------------
    Ronald Lightstone


/s/ Charles J. Weber                        Director                   October 10, 1995
------------------------------
    Charles J. Weber


/s/ Arthur Bernstein                        Director                   October 10, 1995
------------------------------
    Arthur Bernstein


                                            Director
------------------------------
    Michael I. Levy


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors ...............................               F-2

Consolidated Balance Sheet - June 30, 1995 ...................               F-3

Consolidated Statements of Operations -
         Years Ended June 30, 1995 and 1994 ..................               F-4

Consolidated Statement of Shareholders' Equity -
         Years Ended June 30, 1995 and 1994 ..................               F-5

Consolidated Statements of Cash Flows -
         Years Ended June 30, 1995 and 1994 ..................       F-6 and F-7

Notes to Consolidated Financial Statements ...................  F-8 through F-16

Board of Directors
The Producers Entertainment Group Ltd.
Beverly Hills, California

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of The Producers Entertainment Group Ltd. and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Producers Entertainment Group Ltd. and Subsidiaries as of June 30, 1995 and the results of its operations and its cash flows for the years ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles.

KELLOGG & ANDELSON
ACCOUNTANCY CORPORATION

Sherman Oaks, California
September 1, 1995

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1995

                                     ASSETS

Cash and cash equivalents                                          $    832,754
Accounts receivable, less allowance of $36,421                          652,074
Notes receivable, less  allowance of $270,000                           402,842
Receivables from related parties                                        116,229
Film costs, net                                                       2,104,503
Fixed assets, at cost, less accumulated depreciation and
      amortization of $149,344                                           76,439
Other assets                                                            199,829
                                                                   ------------
                                                                   $  4,384,670
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                              $    847,595
Deferred participations based on estimated revenues                     350,000
Deferred revenue                                                        598,708
                                                                   ------------
           Total liabilities                                          1,796,303
                                                                   ------------

COMMITMENTS                                                                --

SHAREHOLDERS' EQUITY:
      Preferred stock, $.001 par value
           Authorized 10,000,000 shares
           Issued and outstanding 1,000,000 shares - Series A             1,000
      Common stock, $.001 par value
           Authorized - 50,000,000 shares
           Issued - 11,388,770
           Outstanding - 10,266,334                                      11,389
      Additional paid-in capital                                     15,321,214
      Accumulated deficit                                           (11,735,044)
                                                                   ------------
                                                                      3,598,559

Treasury stock, 1,122,436 shares at cost                             (1,010,192)
                                                                   ------------
           Net shareholders' equity                                   2,588,367
                                                                   ------------
                                                                   $  4,384,670
                                                                   ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended June 30,
                                                     ----------------------------
                                                       1 9 9 5          1 9 9 4
                                                     -----------      -----------
Revenues                                             $ 5,290,745      $10,782,850
                                                     -----------      -----------

Amortization of film costs                             3,768,728        4,316,300
Costs related to revenues                                   --          5,654,113
                                                     -----------      -----------

                                                       3,768,728        9,970,413
                                                     -----------      -----------

                                                       1,522,017          812,437

Write-off of projects in development                     335,233          233,903

General and administrative expenses                    4,696,554        5,621,365
                                                     -----------      -----------

       Operating (loss)                               (3,509,770)      (5,042,831)
                                                     -----------      -----------

Other income (expense):
    Interest income                                       63,166          110,485
    Interest and financing expense                      (303,908)        (157,177)
    Provision for note receivable                       (270,000)            --
    Settlement of lawsuit                                   --           (400,000)
    Reduction in deferred participations                 427,260             --
                                                     -----------      -----------

       Total other income (expense)                      (83,482)        (446,692)
                                                     -----------      -----------

Net (loss)                                            (3,593,252)      (5,489,523)

Dividend requirement of Series A Preferred Stock        (232,600)            --
                                                     -----------      -----------

Net (loss) applicable to common shareholders         $(3,825,852)     $(5,489,523)
                                                     ===========      ===========


Net (loss) per common share                          $      (.38)     $      (.59)
                                                     ===========      ===========

Weighted average number of common
    shares outstanding                                10,052,523        9,366,000
                                                     ===========      ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 1995 AND 1994


                                  Preferred stock        Common stock      Additional                                     Net
                                 -----------------   -------------------     Paid-in      Accumulated     Treasury    Shareholders'
                                   Shares   Amount     Shares     Amount     Capital        Deficit        Stock         Equity
                                 ---------  ------   ----------  -------  ------------   ------------   -----------   -------------

Balance at June 30, 1993              --    $ --      9,806,666  $ 9,807  $ 11,651,088   $ (5,626,873)  $(1,010,192)  $ 5,023,830

Exercise of stock options
   and warrants                                       1,002,167    1,002     1,322,716           --            --       1,323,718

Settlement of lawsuit                                      --       --         400,000           --            --         400,000

Net loss of DSL duplicated in
   statement of operations                                 --       --            --          144,102          --         144,102

Net loss of DSL applicable to
   subchapter S shareholders                               --       --      (2,830,502)     2,830,502          --            --

Net loss                                                   --       --            --       (5,489,523)         --      (5,489,523)
                                 ---------  ------   ----------  -------  ------------   ------------   -----------   -----------

Balance at June 30, 1994              --      --     10,808,833   10,809    10,543,302     (8,141,792)   (1,010,192)    1,402,127

Sale of preferred stock and
   warrants in public offering   1,000,000   1,000         --                4,175,467           --            --       4,176,467

Issuance of shares for interest       --      --        276,437      276       274,724           --            --         275,000

Exercise of stock options             --      --        303,500      304       454,071           --            --         454,375

Dividend on preferred stock           --      --           --       --        (126,350)          --            --        (126,350)

Net (loss)                            --      --           --       --            --       (3,593,252)         --      (3,593,252)
                                 ---------  ------   ----------  -------  ------------   ------------   -----------   -----------

Balance at June 30, 1995         1,000,000  $1,000   11,388,770  $11,389  $ 15,321,214   $(11,735,044)  $(1,010,192)  $ 2,588,367
                                 =========  ======   ==========  =======  ============   ============   ===========   ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year ended June 30,
                                                                             -----------------------------
                                                                                1 9 9 5          1 9 9 4
                                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                $(3,593,252)     $(5,489,523)
   Net loss of DSL duplicated in statement of operations                            --            144,102
   Adjustments to reconcile net (loss) to net cash (used in)
     provided by operating activities:
       Amortization of film costs                                              3,768,728        4,316,300
       Depreciation                                                               34,688           74,026
       Write-off of projects in development                                      335,233          223,903
       Settlement of lawsuit                                                        --            400,000
       Provision for uncollectible notes receivable                              270,000             --
       Issuance of shares of common stock for interest                           275,000             --
       Reduction in deferred participations                                     (427,260)            --
       Changes in assets and liabilities:

         Decrease (increase) in accounts receivable                              720,588         (200,893)
         Decrease in other assets                                                 63,700           38,690
         (Decrease) in accounts payable and accrued expenses                    (524,095)        (379,902)
         (Decrease) increase in deferred revenue                              (2,868,193)       1,640,240
                                                                             -----------      -----------
     Net cash (used in) provided by operating activities                      (1,944,863)         766,943
                                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to film costs                                                    (1,771,890)      (5,168,513)
   Purchases of equipment                                                        (17,213)         (12,926)
   (Increase) in receivables from related parties, net                           (43,409)        (101,650)
                                                                             -----------      -----------
   Net cash (used in) investing activities                                    (1,832,512)      (5,283,089)
                                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of units in public offering                                            4,176,467             --
   Proceeds from borrowings                                                         --            887,000
   Repayments of  borrowings                                                    (588,750)      (1,504,750)
   Proceeds from exercise of warrants and stock options                          454,375        1,323,718
   Loan to former president of DSL                                              (270,000)            --
   Payment of dividend on preferred stock                                       (126,350)            --
                                                                             -----------      -----------
   Cash provided by financing activities                                       3,645,742          705,968
                                                                             -----------      -----------
   Net (decrease) in cash and cash equivalents                                  (131,633)      (3,810,178)

Cash and cash equivalents:
   Beginning of year                                                             964,387        4,774,565
                                                                             -----------      -----------
   End of year                                                               $   832,754      $   964,387
                                                                             ===========      ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                     Year ended June 30,
                                                    ---------------------
                                                    1 9 9 5      1 9 9 4
                                                    -------      --------
CASH PAID FOR:
    Interest                                        $39,000      $157,200
                                                    =======      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  As discussed in Note 1, the Company acquired all of the common stock of DSL in exchange for 130,000 shares of the Company's common stock in a transaction accounted for as a pooling of interests.

  As discussed in Note 10, the Company agreed to settle a lawsuit, subject to court approval, by issuing to the plaintiff stock purchase warrants with an aggregate value of $400,000.

  As discussed in Note 3, the Company transferred certain projects in development with carrying amount of approximately $174,000 to a new corporation (DEG) in exchange for a 19.9% ownership interest in DEG.


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1  -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Organization and Operations

               The Producers Entertainment Group Ltd. (the Company) was incorporated under the laws of the State of Delaware on August 10, 1989. The Company is engaged in the acquisition, development and production of made-for-television movies, series
               and mini-series and theatrical motion pictures.   The Company is
               also engaged in personal management of the careers of performers, writers and directors. Unless the context indicates otherwise, the term "Company" includes The Producers Entertainment Group Ltd. and all of its subsidiaries.

               Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

               Acquisition of DSL and Restatement of Financial Statements

               In May 1994, the Company acquired all of the capital stock of DSL Productions, Inc. and its affiliates (DSL) in exchange for 130,000 shares of its previously unissued common stock. This transaction was accounted for as a pooling of interests. Accordingly, the accompanying 1994 financial statements and notes have been restated to include the accounts of DSL.

               Revenue Recognition

               Amounts received as license fees for projects in production are deferred until the project becomes available for broadcast in accordance with the terms of the licensing agreement and are recognized as revenues at such time. Additional licensing and distribution fees are recognized as earned in accordance with the terms of the related agreements. Revenues from the sale of completed productions are recognized upon their sale.

               Cash and Cash Equivalents

               Cash and cash equivalents include money market funds and certificates of deposit with a maturity of three months or less.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1  -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Film Costs and Amortization

               Film costs include the cost of completed projects, costs of projects in production and costs expended on projects in development. Film costs are stated at the lower of amortized cost or estimated net realizable value. Amortization of completed projects is charged to operations on an individual project basis in a ratio that the current year's revenue bears to management's estimate of total revenues (current and future years) from all sources. This is commonly referred to as the individual-film-forecast method. Adjustments of amortization resulting from changes in estimates of total revenues are recognized in the current year's amortization. When a completed project is fully amortized, its cost and related accumulated amortization are removed from the accounts. If, in the opinion of management, any property in the development stage is not planned for use, the net carrying value of such property is charged to current year's operations.

               Costs Related to Revenues

               Costs related to revenues consist of direct costs incurred in the production of projects that are subsequently sold to third parties. The Company does not retain any ownership interest in these projects and, accordingly, upon their sale, all incurred costs are charged to operations. Participations in future profits from projects that are sold are included in revenues when earned.

               Depreciation and Amortization

               Depreciation and amortization of fixed assets (consisting of furniture, equipment and leasehold improvements) is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

               Deferred Participations Based on Estimated Future Revenues

               Deferred participations based on future revenues are payable solely from a portion of revenues, as defined, received from certain completed projects up to a maximum of $800,000 of which approximately $93,000 has been paid or earned as of June 30, 1995. Deferred participations are adjusted based on management's estimates of revenues to be earned from these completed projects. Such adjustments are included in current year's operations.

               Unclassified Balance Sheet

               The Company has elected to present unclassified balance sheets in accordance with SFAS No. 53.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1  -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Net (Loss) Per Common Share

               Net (loss) per common share has been computed after deducting (in 1995) the dividend requirement of the Company's Series A Preferred Stock from net (loss) and is based on the weighted average number of common shares outstanding during the periods. The assumed conversion of the Series A Preferred Stock and the assumed exercise of outstanding stock purchase warrants and options have not been included because the effect would be anti-dilutive.



NOTE 2  -      LIQUIDITY AND CAPITAL RESOURCES

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the continuation of the Company as a going concern including the realization of assets and liquidation of liabilities in the ordinary course of business. For the years ended June 30, 1995 and 1994, the Company incurred net losses of $3,593,252 and $5,489,523, respectively. At June 30, 1995, the Company had an accumulated deficit of $11,735,044. The Company's operations have been primarily financed by public sales of its securities and exercises of stock options and warrants. Through June 30, 1995, proceeds from these sources aggregated approximately $16,900,000.

               The Company's cash commitments for the year ending June 30, 1996 include approximately $1,777,000 of compensation to officers and key independent contractors (including new and revised employment agreements) and office rent. The Company also incurs other costs such as salaries, related benefits, professional fees, office and other expenses. For the year ended June 30, 1995, general and administrative expenses, which include compensation and rent, aggregated $4,696,554.

               During the year ended June 30, 1995, the Company took certain steps to substantially reduce its operating losses and increase its cash flow. These steps included restructuring the Company's management, terminating certain unprofitable operations of DSL and reducing compensation and operating expenses. During the year ended June 30, 1995, the Company also completed additional projects and entered into other agreements that will provide future revenues and cash flow. Management believes that these steps, among other things, will enable the Company to continue as a going concern.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3  -      RELATED PARTY TRANSACTIONS

               During the year ended June 30, 1994, the Company advanced $70,000 to a corporation that provides the Company with the services of one of its officers and directors. This advance was to be repaid from future compensation payable to this corporation, bears interest at 8% per annum and was due on December 31, 1994. The balance of this advance, including accrued interest, at June 30, 1995 was $64,900 and is secured by certain stock options. At June 30, 1995, the market price of the Company's common stock was substantially less than the exercise prices of these stock options. The Company has agreed to enter into or amend employment agreements with certain officers and others (see Note 7).

               The Company has agreed to sell an aggregate of 4,500,000 shares of its common stock to certain of its officers, directors and others at a price of $.50 per share. The purchase price for these shares will be represented by promissory notes which will bear interest at 7% per annum and will be secured by, among other things, the purchased shares.

               Prior to its acquisition by the Company, DSL made unsecured loans to its President. These loans bear interest at 4.5% and aggregated (including accrued interest) approximately $402,000 at June 30, 1995. The Company has filed a legal action seeking, among other things, repayment of this amount (see Note 9).

               The former owner of DSL had made advances to DSL prior to its acquisition by the Company. These advances aggregated $2,687,000 at the date of acquisition of DSL by the Company. A total of $1,887,000 of these advances has been repaid. This individual is entitled to receive up to a maximum of $800,000 solely out of revenues, as defined, received from certain completed projects. This individual has filed a legal action against the Company and others claiming, among other things, that he is due the amount payable to him out of future revenues (see Note 9).

               The Company had guaranteed the repayment of a $270,000 loan made by the then President of DSL to one of the former shareholders of DSL. During the year ended June 30, 1995, the Company loaned this individual $270,000 for the purpose of repaying this loan. This loan bears interest at prime plus 1%, is due on December 31, 1997 and is secured only by stock options previously granted to this individual which entitle him to purchase an aggregate of 400,000 shares of the Company's common stock through December 31, 1997 at a price of $2.72 per share. Because the market price of the Company's common stock is substantially below the exercise price of such stock options, the Company has established an allowance for the entire amount of this note.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3  -      RELATED PARTY TRANSACTIONS - CONTINUED

               As of February 27, 1995, the Company entered into an agreement with the former President of DSL which resulted in the termination of the employment agreement with this individual. In connection with this agreement, the Company transferred certain projects in development to a new corporation (DEG) in exchange for a 19.9% ownership interest in DEG. The remaining 80.1% of DEG is owned by the former President of DSL. The carrying amount of the transferred projects (approximately $174,000) is included in other assets in the accompanying consolidated balance sheet. The Company will receive 5% of the gross revenues, as defined, from DEG's exploitation of these transferred projects. The Company also agreed to transfer to DEG one of its projects in production upon its completion in exchange for 5% of future gross revenues, as defined, from the exploitation of this project. In connection with the Company's legal action for payment of loans, this individual has filed a cross-complaint against the Company and others which claims, among other things, recision of certain parts of this agreement and seeks damages (see Note 9).



NOTE 4  -      FILM COSTS

               Film costs consists of the following:


                         Completed projects                          $10,688,000
                         Less:  accumulated amortization               9,550,328
                                                                     -----------

                         Released, net of amortization                 1,137,672

                         Productions in progress                         775,629

                         Projects in development                         191,202
                                                                     -----------

                                                                     $ 2,104,503
                                                                     ===========


               Write-offs of projects in development for the years ended June 30, 1995 and 1994 aggregated $335,233 and $233,903, respectively. Based on management's present estimate of future revenues at June 30, 1995, substantially all of the unamortized costs of completed projects will be amortized by June 30, 1998.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5  -      BRIDGE FINANCINGS AND PUBLIC OFFERINGS

               During fiscal 1993, the Company issued an aggregate of 252,000 three-year warrants in connection with a bridge financing. Each three-year warrant is exercisable for one share of common stock at a price of $1.925 per share. During the year ended June 30, 1994, 91,000 of these warrants were exercised for proceeds of $175,175.

               In connection with its April 1993 public offering of securities, the Company issued an aggregate of 958,333 warrants, each of which is exercisable for one share of common stock at a price of $4.00 through April 1996. In connection with this offering, the underwriter received a five-year option to purchase 83,333 units (two shares of common stock and one warrant) at a price of $7.20 per unit.

               In October 1994, the Company completed a bridge financing consisting of subordinated notes in the aggregate principal amount of $1,100,000. These notes bore interest at 7% per annum and were repaid from the proceeds of the Company's December 1994 public offering. In accordance with the terms of these notes, upon their repayment the noteholders were issued shares of the Company's common stock with a market value equal to 25% of the principal amount of the notes ($275,000). This amount has been included in the accompanying 1995 consolidated financial statements as a charge to interest and financing expense with a corresponding increase to common stock and additional paid-in capital.

               In December 1994, the Company completed a public offering of its securities, selling 1,000,000 units at a price of $5.00 per unit for net proceeds of $4,176,467. Each unit consisted of one share of nonvoting Series A 8.5% Convertible Preferred Stock (Series A Stock) and one Class B Warrant. In connection with this offering, the underwriter received a five-year option to purchase 100,000 units at a price of $7.00 per unit. Each share of Series A Stock has a liquidating preference of $5.00 (aggregate - $5,000,000), is convertible into 5 shares of common stock (aggregate - 5,000,000 shares) at any time and is entitled to cumulative quarterly dividends at the annual rate of $.425 Series A Stock and may be paid either in cash or in shares of the Company's common stock valued at the then market price. During the year ended June 30, 1995, the first dividend on the Series A Stock ($126,350) was paid in cash and was recorded as a charge to additional paid-in capital. The dividend on the Series A Stock for the quarter ended June 30, 1995 in the amount of $106,250 was subsequently paid by the Company issuing 154,662 shares of common stock. Each Class B Warrant is exercisable for one share of common stock at a price of $2.00 through December 1997. The Company may redeem the Class B Warrants at a price of $.01 each if the defined market price of the Company's common stock is at least $2.60 per share.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6  -      STOCK OPTIONS AND WARRANTS

               The Company's stock option plan authorizes the granting of stock options to officers and key employees to purchase an aggregate of 1,000,000 shares of common stock. No stock options may be granted after August 1999. The Company may also grant other stock options outside its stock option plan. As of June 30, 1995, an aggregate of 3,126,000 stock options had been granted at prices ranging from $0.50 to $3.25 per share of which 2,991,000 were exercisable. During the year ended June 30, 1995, the Company adopted its 1995 Stock Option Plan, subject to shareholder approval, which provides for the granting of options to purchase an aggregate of 3,000,000 shares of common stock.
               No options have been granted under the 1995 Stock Option Plan. During the year ended June 30, 1995, 303,500 stock options were exercised for aggregate proceeds of $454,375. During the year ended June 30, 1994, 911,167 stock options were exercised for aggregate proceeds of $1,148,543.

               The Company has the following warrants outstanding:


                                                                                  Exercise           Expiration
                         Title                                    Number            Price               Date
                     --------------                             ----------       -----------      -----------------
                     Three-year warrants (see Note 5)             161,000          $1.925         February 1997
                     Warrants (see Note 5)                        953,333          $4.00          April 1996
                     Class B Warrants (see Note 5)              1,000,000          $2.00          December 1997
                     Class C Warrants (see Note 9)                711,111          $4.00          April 1996


               The Company has also granted the underwriters of its public offerings (see Note 5) options to purchase units.



NOTE 7  -      EMPLOYMENT AGREEMENTS

               The Company has entered into agreements for the services of certain of its officers and others. These agreements expire through June 30, 1999 and provide for approximate aggregate base compensation as follows for the years ending June 30: 1996 - $1,125,000; 1997 - $161,000; 1998 and 1999 - $80,000. Certain
               of these agreements provide for additional compensation based on future financing and certain revenues or other operating results. These agreements also provide for payments by the Company in the event of death, disability, termination or a change in control of the Company.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7  -      EMPLOYMENT AGREEMENTS - CONTINUED

               The Company has agreed to enter into or amend employment agreement with certain of its officers and others. Although the terms of these agreements have not been finalized, they provide for additional annual aggregate compensation of approximately $432,000 for the year ending June 30, 1996 and $854,000 for the years ending June 30, 1997 and 1998.



NOTE 8  -      INCOME TAXES

               For income tax reporting purposes, the Company uses an October 31 year-end. At June 30, 1995, the Company had unutilized federal and state net operating loss carryforwards of approximately $11,100,000 which expire through 2008. Utilization of these net operating loss carryforwards may be limited in any one year by, among other things, alternative minimum tax rules.

               Prior to its acquisition by the Company, DSL had elected to have its income taxed under Section 1362 (Subchapter S) of the Internal Revenue Code of 1986, and applicable state statutes. Accordingly, no provision or liability for Federal or state income taxes for DSL is reflected in the accompanying consolidated financial statements. The accumulated loss of DSL at June 30, 1994 $(2,672,338) has been eliminated from accumulated deficit and charged to additional paid-in capital.



NOTE 9  -      COMMITMENTS AND CONTINGENCIES

               The Company's office lease provides for minimum annual base rental payments and payment of certain defined operating expenses. Minimum rents payable for the years ending June 30 are approximately as follows: 1996 - $229,000; and 1997 - $57,000. Rent expense for the years ended June 30, 1995 and 1994 was $197,011 and $211,852, respectively.

               The Company is a party to various agreements relating to its properties that provide for payments to others upon sale, production and/or distribution of the property. Other agreements provide for participations by others in the net revenues and/or profits from completed projects.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9  -      COMMITMENTS AND CONTINGENCIES - CONTINUED

               The Company has filed a legal action seeking, among other things, payment of loans made to the former President of DSL (see Note 3). This individual has filed a cross-complaint against the Company and others which claims, among other things, that the Company breached its agreement with this individual and seeks recision of certain parts of this agreement and damages. The Company believes that the ultimate outcome of these actions will not have a material adverse effect on its consolidated financial statements.

               The former owner of DSL has filed an action against the Company and certain of its officers and directors which claims that he is presently due the amount payable to him solely out of revenues, as defined, received form certain completed projects (see Note 3). The Company has denied these allegations and believes that the ultimate outcome of this matter will not have a material adverse effect on its consolidated financial statements.

               In the normal course of its business, the Company is subject to various lawsuits and claims. The Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its consolidated financial statements.



NOTE 10  -     SETTLEMENT OF LAWSUIT

               The Company was a party to a lawsuit which claimed, among other things, certain violations of securities laws. During the year ended June 30, 1994, the Company agreed to settle this lawsuit, subject to court approval, by issuing to the plaintiffs stock purchase warrants with an aggregate value of $400,000. The effect of this settlement has been reflected in the accompanying June 30, 1994 consolidated financial statements as a charge to operations and a corresponding increase to additional paid-in capital. During the year ended June 30, 1995, the Company issued an aggregate of 711,111 Class C Warrants in settlement of this lawsuit. Each Class C Warrant is exercisable for one share of common stock at a price of $4.00 through April 13, 1996. The issuance of the Class C Warrants did not have any effect on the Company's consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 -      CONCENTRATION OF CREDIT RISK

               Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions or in high quality short-term investments. At times the cash in any one bank may exceed the FDIC $100,000 limit. In connection with accounts receivables, the risk is relatively limited due to most customers being either national broadcasting networks, or large national and foreign distributors.