Form 10QSB
period 1995-09-30
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1995-11-14
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                             ____________________

                                 FORM 10-QSB

                   Quarterly Report Under Section 13 or 15
                            (d) of the Securities
                            Exchange Act of 1934.

                             ____________________


For Quarter Ended September 30, 1995 Commission file number 0-18410

                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                 (Exact name of registrant as specified in its charter)


            Delaware                       95-4233050
         (State or other jurisdiction of   (I.R.S. Employer
         incorporation or organization)    Identification No.)


          9150 Wilshire Boulevard, Suite 205, Beverly Hills, CA 90212
           (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code (310) 285-0400


                                Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

                Common stock - November 10, 1995 - 10,420,996

           THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   September 30,        June 30,
                                                      1995                1995
                                                   -----------          --------
                                                   (unaudited)
                                      ASSETS

Cash and cash equivalents                           $  293,984         $   832,754
Accounts receivable, net                               515,690             652,074
Notes receivable, net                                  402,842             402,842
Receivables from related parties                        99,883             116,229
Film costs, net                                      1,554,811           2,104,503
Fixed assets, net                                       72,692              76,439
Other assets                                           192,184             199,829
                                                    ----------         -----------

                                                    $3,132,086          $4,384,670
                                                    ==========         ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses               $  626,823         $   847,595
Deferred participations based on estimated
 revenues                                              280,210             350,000
Deferred revenue                                          -                598,708
                                                    ----------         -----------

    Total liabilities                                  910,033           1,796,303
                                                    ----------         -----------

Shareholders' equity:
  Preferred Stock, $.001 par value.
   Authorized 10,000,000 shares;
   Issued 1,000,000 shares - Series A                    1,000               1,000
  Common stock, $.001 par value.
   Authorized 50,000,000 shares;
   issued 11,543,432 and 11,388,770 shares              11,544              11,389
  Additional paid-in capital                        15,321,059          15,321,214
  Accumulated deficit                              (12,101,358)        (11,735,044)
                                                   -----------         -----------

                                                     3,232,245           3,598,559
  Treasury stock 1,122,436 shares, at cost          (1,010,192)         (1,010,192)
                                                    ----------         -----------
Net shareholders' equity                             2,222,053           2,588,367
                                                    ----------         -----------

                                                    $3,132,086          $4,384,670
                                                    ==========         ===========


See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three months ended September 30,
                                                   --------------------------------
                                                       1995                 1994
                                                    ----------           ---------
Revenues                                            $1,073,401          $4,092,863

Amortization of film costs                             634,000           2,191,734
                                                    ----------           ---------
                                                       439,401           1,170,474

General and administrative expenses                    813,322             983,569
                                                    ----------           ---------

Operating income (loss)                               (373,921)            998,970


Interest income                                          7,607               7,322
                                                    ----------           ---------

    Net income (loss)                                 (366,314)            924,882


Dividend requirement of Series A
 Preferred Stock                                      (106,250)                -
                                                    ----------           ---------

Net income (loss) applicable to common
 shareholders                                        $(472,564)           $924,882
                                                    ==========           =========

Net income (loss) per common share                       $(.05)              $ .09
                                                         =====               =====
Average common and (in 1994) common
  equivalent shares outstanding                     10,343,665           9,904,000
                                                    ==========           =========



See notes to condensed consolidated financial statements.

           THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     THREE MONTHS ENDED SEPTEMBER 30, 1995

                                  (UNAUDITED)


                         Series A                     Additional
                         Preferred       Common         Paid-In                           Treasury
                           Stock         Stock          Capital         Deficit            Stock              Net
                           -----         ------         -------         -------            -----              ---
Balance,
 June 30, 1995            $1,000         11,389       15,321,214     (11,735,044)        (1,010,192)      2,588,367

Dividend on Series
 A preferred stock                          155             (155)                                              -

Net (loss)                                                              (366,314)                          (366,314)
                          ------         ------       ----------     -----------         ----------       ---------

Balance,
 September 30,
 1995                     $1,000         11,544       15,321,059     (12,101,358)        (1,010,192)      2,222,053
                          ======         ======       ==========     ===========         ==========       =========



See notes to condensed consolidated financial statements.


            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                        Three months ended September 30,
                                                        --------------------------------
                                                          1995                   1994
                                                        --------              ----------
Cash flows from operating activities:
Net income (loss)                                      ($366,314)            $   924,882
Adjustments to reconcile net income (loss)
 to net cash (used in) operating activities:
Depreciation and amortization                            641,645               2,201,578
  Changes in assets and liabilities:
  Decrease in receivables                                136,384                  51,682
  (Increase) decrease in other assets                      3,747                 (69,267)
    (Decrease) in accounts payable and
     accrued expenses                                   (217,772)               (189,439)
  (Decrease) in deferred participations                  (69,790)                     -
  (Decrease) in deferred revenues                       (598,708)             (3,308,276)
                                                        --------              ----------

Net cash (used in) operating activities                 (470,808)               (388,840)
                                                        --------              ----------

Cash flows from investing activities:
Additions to film costs                                  (84,308)               (682,101)
  Capital expenditures                                        -                   (9,998)
Decrease (increase) in due from related
    parties                                               16,346                  (3,727)
                                                        --------              ----------

Net cash (used in) investing activities                  (67,962)             (1,456,639)
                                                        --------              ----------

Cash flows from financing activities:
  Borrowings, repayments, net                                 -                  914,750
Proceeds from exercise of stock options                       -                  454,375
                                                        --------               ---------

Net cash provided by financing activities                     -                1,369,125
                                                                               ---------

Net increase (decrease) in cash                         (538,770)                284,459
Cash at beginning of period                              832,754                 964,387
                                                        --------              ----------

Cash at end of period                                   $293,984              $1,248,846
                                                        ========              ==========



See notes to condensed consolidated financial statements.

           THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               September 30, 1995

(1)      Basis of Presentation

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented.

         The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(2)      Income (Loss) Per Common Share

         Income (loss) per common share has been computed based on the weighted average number of common shares outstanding during the periods. In 1995 (loss) per common share has been computed after deducting the dividend requirement of the Series A Preferred Stock from net (loss). In 1994 average shares outstanding gives effect to dilutive stock options and warrants. The assumed conversion of the Series A Preferred Stock or the assumed exercise of outstanding stock options and warrants has not been included in 1995 because the effect would be anti-dilutive.

(3)      Dividend on Series A Preferred Stock

         During the three months ended September 30, 1995, the Company paid the dividend on its Series A Preferred Stock for the quarter ended June 30, 1995 by issuing 155,662 shares of Common Stock. The par value of these shares ($155) has been charged to additional paid-in capital.

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

THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

         Revenues for the three months ended September 30, 1995 consisted of production and distribution fees from completed projects, including previously deferred revenues that were recognized upon the completion of a television series during the quarter. Revenues for the three months ended September 30, 1995 also included producer fees from television series and personal management fees. Revenues for the three months ended September 30, 1994 included production and distribution fees from a television series that was completed during that quarter, producer fees from television series and personal management fees.

         Amortization of film costs for the three months ended September 30, 1995 and 1994 were $634,000 and $2,191,734, respectively and was computed using the individual film forecast method.

         General and administrative expenses for the three months ended September 30, 1995 were $813,322 as compared to $983,569 for the three months ended September 30, 1994 or a decrease of $170,242. The primary reasons for this decrease were the termination of certain unprofitable operations of DSL, including related compensation and other expenses, somewhat offset by legal fees incurred in connection with lawsuits with the former President and owner of DSL. The level of general and administrative expenses is dependent on the level of the Company's future operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1995, the Company had cash and cash equivalents of $293,984 and accounts receivable of $515,690 (aggregate - $809,674. At September 30, 1995, the Company also had accounts payable and accrued expenses of $629,823. During the quarter ended September 30, 1995, the Company used $470,808 of cash in its operations.

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

         The Company's cash commitments for the next twelve months include compensation to its officers and others of approximately $1,125,000 and minimum office rent of $220,000 (aggregate - approximately $1,345,000). The Company also incurs overhead and other costs such as salaries, related benefits, office expenses, professional fees and similar expenses. For the three months ended September 30, 1995, general and administrative expenses, which includes compensation and rent, but does not include the effects of the new employment agreements agreed to be entered into by the Company, aggregated approximately $813,000. The Company also expends funds on the production and development of projects.

         The dividend on the Company's Series A Preferred Stock for the quarter ended September 30, 1995 was subsequently paid by the Company issuing 154,662 shares of its common stock.

         The Company has no arrangements for external sources of liquidity such as bank lines of credit and has no material commitments for capital expenditures. Management believes that the Company's present and future resources will be sufficient for its needs for at least the next twelve months.

                         PART II -- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE PRODUCERS ENTERTAINMENT GROUP LTD.



Date:  November 10, 1995                    /s/ Irwin Meyer
                                            ---------------
                                            Irwin Meyer,
                                            President and Chief Executive
                                            Officer

       November 10, 1995                    /s/ Charles J. Weber
                                            --------------------
                                            Charles J. Weber,
                                            Principal Financial and
                                            Accounting Officer