Form 10QSB
period 1995-12-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1996-02-15
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                              ____________________

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934.

                              ____________________


      For Quarter Ended December 31, 1995 Commission file number 0-18410

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

                 Common stock - February 12, 1996 - 12,733,496

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,           June 30,
                                                                      1995                 1995
                                                                  ------------         ------------
                                                                  (unaudited)
                                    ASSETS

Cash and cash equivalents                                         $    188,282         $    832,754
Accounts receivable, net                                               715,618              652,074
Notes receivable, net                                                     -                 402,842
Receivables from related parties                                        90,682              116,229
Film costs, net                                                      2,916,534            2,104,503
Fixed assets, net                                                       66,893               76,439
Other assets                                                           213,107              199,829
                                                                  ------------         ------------
                                                                  $  4,191,116         $  4,384,670
                                                                  ============         ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                             $    310,759         $    847,595
Deferred participations based on estimated
 revenues                                                                -                  350,000
Deferred revenue                                                     1,870,694              598,708
                                                                  ------------         ------------
         Total liabilities                                           2,181,453            1,796,303
                                                                  ------------         ------------

Shareholders' equity:
         Preferred Stock, $.001 par value.
   Authorized 10,000,000 shares;
   Issued 1,000,000 shares - Series A                                   1,000                1,000
         Common stock, $.001 par value.
   Authorized 50,000,000 shares;
          issued 13,855,932 and 11,388,770 shares                      13,856               11,389
         Additional paid-in capital                                16,103,747           15,321,214
         Accumulated deficit                                      (12,298,748)         (11,735,044)
                                                                 ------------         ------------

                                                                     3,819,855           3,598,559
  Treasury stock 1,122,436 shares, at cost                          (1,010,192)         (1,010,192)
  Notes receivable from related parties from
   sales of common stock, net of imputed
          interest discount                                           (800,000)              -
                                                                  ------------         ------------
Net shareholders' equity                                             2,009,663            2,588,367
                                                                  ------------         ------------
                                                                  $  4,191,116         $  4,384,670
                                                                  ============         ============

See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Six months ended December 31,
                                                           ------------------------------
                                                              1995                1994
                                                           -----------        -----------
Revenues                                                   $ 1,674,894        $ 4,648,488

Film amortization                                              697,000          2,306,734
                                                           -----------        -----------
                                                               977,894          2,341,754
General and administrative expenses                          1,784,035          1,956,782
                                                           -----------        -----------
Operating income (loss)                                       (806,141)           384,972
Income from settlement of lawsuits                             217,633                  -
Interest income                                                 24,804             13,440
Interest and financing expense                                       -           (296,741)
                                                           -----------        -----------
                 Net income (loss)                            (563,704)           101,671

Dividend requirement of Series A
 Preferred Stock                                              (212,500)                 -
                                                           -----------        -----------
Net income (loss) applicable to
 common shareholders                                       $  (776,204)       $   101,671
                                                           ===========        ===========
Net income (loss) per share                                $      (.07)       $       .01
                                                           ===========        ===========
Average common shares outstanding                           10,960,456          9,989,897
                                                           ===========        ===========


See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  Three months ended December 31,
                                                                  -------------------------------
                                                                     1995                 1994
                                                                  ----------            ---------
Revenues                                                          $  601,493            $ 555,624

Film amortization                                                     63,000              115,000
                                                                  ----------            ---------

                                                                     538,493              440,624

General and administrative expenses                                  970,713              973,213
                                                                  ----------            ---------

Operating (loss)                                                    (432,220)            (532,589)

Income from settlement of lawsuits                                   217,633                 -
Interest income                                                       17,197                6,118
Interest and financing expense                                         -                 (296,741)
                                                                  ----------            ---------

Net Loss                                                            (197,390)            (823,212)

Dividend requirement of Series A
 Preferred Stock                                                    (106,250)                -
                                                                  ----------            ---------

Net (loss) applicable to common
 shareholders                                                     $ (303,640)           $(823,212)
                                                                  ==========            =========

Net (loss) per share                                              $     (.03)           $    (.08)
                                                                  ==========            =========

Average common shares outstanding                                 11,577,246            9,838,434
                                                                  ==========            =========


See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       SIX MONTHS ENDED DECEMBER 31, 1995

                                  (UNAUDITED)

                                                           Additional
                                 Preferred      Common      Paid-In
                                   Stock         Stock      Capital        Deficit         Net
                                  ------         ------    ----------    -----------    ---------
Balance, June 30,
 1995                             $1,000         11,389    15,321,214    (11,735,044)   3,598,559

Dividends on Series
 A preferred stock                                  367          (367)

Sale of shares of
 common stock to
 related parties
 for notes                                        2,100       782,900                     785,000
Net (loss)                                                                  (563,704)    (563,704)
                                  ------         ------    ----------    -----------   ----------

Balance,
 December 31,
 1995                             $1,000         13,856    16,103,747    (12,298,748)   3,819,855
                                  ======         ======    ==========    ===========

Less:
 Treasury stock                                                                        (1,010,192)
 Notes receivable
  from related parties
  from sales of common
  stock, net                                                                             (800,000)
                                                                                       ----------
                          Net Shareholders' Equity                                     $2,009,693
                                                                                       ==========


See notes to condensed consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six months ended December 31,
                                                                             -------------------------------
                                                                                1995                 1994
                                                                                ----                 ----
Cash flows from operating activities:
Net income (loss)                                                            $(563,704)           $  101,671
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
         Depreciation and amortization                                         713,712             2,322,551
  Income from settlement of lawsuits                                          (217,633)                    -
         Amortization of imputed interest discount                             (15,000)                    -
  Issuance of shares of stock for interest                                           -               275,000
Changes in assets and liabilities:
           Decrease (increase) in receivables                                  194,456              (117,320)
         (Increase) decrease in other assets                                   (13,278)               37,645
         (Decrease) in accounts payable and accrued expenses                   (65,759)             (314,189)
           (Decrease)in deferred revenues                                     (598,708)           (3,308,276)
                                                                             ---------            ----------
Net cash (used in) operating activities                                       (565,914)           (1,002,918)
                                                                             ---------            ----------
Cash flows from investing activities:
         Additions to film costs, net of payments received                     (96,939)           (1,433,304)
         Capital expenditures                                                   (7,166)               (9,913)
(Decrease) increase in due from related parties                                 25,547              (275,890)
                                                                             ---------            ----------
Net cash (used in) investing activities                                        (78,558)           (1,719,107)
                                                                             ---------            ----------
Cash flows from financing activities:
          Sale of units in public offering                                           -             4,176,467
   Borrowings (repayments), net                                                      -              (588,750)
   Proceeds from exercise of stock options                                           -               454,375
                                                                             ---------            ----------

Net cash provided by financing activities                                            -             4,042,092
                                                                             ---------            ----------
Net increase (decrease) in cash and cash equivalents                          (644,472)            1,320,067
Cash and cash equivalents at beginning of period                               832,754               964,387
                                                                             ---------            ----------
Cash and cash equivalents at end of period                                   $ 188,282            $2,284,454
                                                                             =========            ==========


See notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         As disclosed in note (2), during the six months ended December 31, 1995, the Company sold an aggregate of 2,100,000 shares of its common stock to related parties in exchange for promissory notes.

         As disclosed in note (3), the Company has agreed to settle various litigation relating to DEC.

         As disclosed in note (6) the Company has reduced the cost of certain of its completed projects by $235,622.

         As disclosed in note (7), during the six months ended December 31, 1995, the Company issued a total of 368,162 shares of its common stock in payment of dividends on its Series A Preferred Stock.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               December 31, 1995

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

(2)      Sale of Shares of Common Stock to Related Parties for Notes

         As of November 14, 1995, the Company sold an aggregate of 2,100,000 shares of its common stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes. Of these shares, 2,000,000 were sold to a company that provides the Company with the services of its President and Chief Executive Officer. The 100,000 balance of these shares were sold to an officer and director of the Company.

         The principal amount of the promissory notes received by the Company are payable as follows: April 1, 1997 - $131,250; October 1, 1998 - $131,250;
and October 1, 2000 - $787,500. Interest on these notes is computed at the annual rate of 7%, compounded semi-annually and is payable with the principal of the notes. The notes are secured by the purchased shares with the personal liability of the purchaser limited to 25% of the principal amount (aggregate-$262,500) plus accrued interest thereon.

         The Company has the right to reacquire these shares in exchange for the promissory notes received in the event that the Company's President and Chief Executive Officer and the other officer who purchased shares are not providing specified services to the Company through certain dates. If these services are not provided through April 1, 1996, the Company may reacquire 50% (aggregate - 1,050,000) of these shares. If the Company's President and Chief Executive Officer and the other officer do not provide these services through June 30 and October 1, 1996, respectively the Company may reacquire 500,000 and 50,000 shares, respectively (aggregate - 550,000). If the Company's President and Chief Executive Officer does not provide these services through October 1, 1997, the Company may reacquire the remaining 500,000 shares. The Company's right to reacquire shares for promissory notes will also terminate upon, among other things, a change in control of the Company, the death or disability of the individuals providing these services, or termination of their employment agreements.

         The promissory notes received by the Company were recorded at their principal amount less an imputed interest discount in the aggregate amount of approximately $265,000. This imputed interest discount is being amortized over the term of the notes using the interest method to provide an effective interest rate of 12% per annum. During the six months ended December 31, 1995, the Company recorded approximately $15,000 of interest income on these notes. The difference between this imputed interest rate and the stated interest rate on the notes may be deemed to be additional compensation to the purchasers of the shares.

(3)      Settlement of Litigation

         In December 1995, the Company agreed to settle various litigation relating to DSL. In pertinent part, this settlement provides for the payment to the Company of $258,000 (which is included in accounts receivable), elimination of the $402,842 note receivable from the former President of DSL, the transfer of a completed project with a carrying amount of $222,980 to DEG and the release of the Company's $350,000 obligation to pay a portion of future revenues from completed projects to the former owner of DSL. In connection with this settlement, the Company has reduced its accounts payable and accrued expenses by $235,455 representing the amounts previously recorded related to DSL and this litigation. This settlement also provides for a reduction in the Company's ownership of DEG from 19.9% to 5%. The effects of this settlement have been reflected in the accompanying condensed consolidated statements of operations as a separate item.

(4)      Employment Agreements

         The Company has entered into agreements for the services of certain of its executive officers and others. These agreements expire on June 30, 1998 and provide for aggregate annual payments by the Company of $592,000.

(5)      Litigation With Former Officer and Director

         As of November 14, 1995, the Company sold 1,500,000 shares of its common stock to one of its then officers and directors in exchange for $750,000 principal amount of promissory notes. This sale was made on the same terms as the sale of shares to the company that provides the Company with the services of its President and Chief Executive Officer as described in note (3). The Company also entered into an employment agreement with this officer and director which provided for, among other things, annual compensation of $262,000 through June 30, 1998.

         In December 1995, the Company terminated the employment of this individual and the related employment agreement. As a result of such termination, the shares of common stock sold to this individual and the related notes received by the Company for such shares were cancelled. The Company subsequently filed a legal action against this individual claiming, among other things, breach of fiduciary duty and return of amounts previously paid. This individual has filed a cross-complaint against the Company and its President and Chief Executive Officer claiming, among other things, that his employment with the Company was improperly terminated and his employment stock purchase agreements were improperly cancelled. This cross-complaint seeks substantial damages.

(6)      Reduction of Film Costs

         During the six months ended December 31, 1995, the Company reduced the carrying amount of certain of its completed projects by $235,622 representing the amount previously recorded as accounts payable and accrued expenses for additional estimated expenditures relating to these projects that were not incurred.


(7)      Issuance of Shares of Common Stock for Preferred Stock Dividend

         During the six months ended December 31, 1995, the Company issued an total of 368,162 shares of its common stock in payment of the dividend on its Series A Preferred Stock.

(8)      Income (loss) Per Share

         Income (loss) per share has been computed based on the weighted average number of common and common equivalent shares outstanding during the periods. In 1995, (loss) per common share has been computed after deducting the dividend requirement of the Series A Preferred Stock. For the six months ended December 31, 1994, primary income per share was substantially the same as fully diluted income per share.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The amount of revenues earned by the Company in any one period is dependent on, among other things, projects completed during any such period and the distribution of completed projects. Revenues from producers and other fees are primarily dependent on the number of projects being produced and the agreements relating to such projects. Accordingly, the amount of revenues in any period are not necessarily indicative of future revenues.


SIX MONTHS ENDED DECEMBER 31, 1995 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1994

         Revenues for the six months ended December 31, 1995 included revenues from the distribution of completed projects, producer fees from currently airing television series and a made-for-television movie which is in the production stage and personal management fees. Revenues for the six months ended December 31, 1994 included approximately $3,603,000 of production and distribution revenues from Future Quest, which aired on PBS, fees from the series Dave's World, which is airing on CBS and personal management fees. Amortization of film costs for the six months ended December 31, 1995 and 1994 was $697,000 and $2,306,734, respectively using the individual film forecast method.

         General and administrative expenses for the six months ended December 31, 1995 were $1,784,035 as compared to $1,956,782 for the six months ended December 31, 1994. The $172,747 decrease in general and administrative expenses was primarily attributable to the termination of certain unprofitable operations of DSL, including related compensation and other expenses, somewhat offset by legal fees incurred in connection with lawsuits with the former President and owner of DSL. The level of general and administrative expenses is somewhat dependent on the levels of the Company's future operations.

         During the six months ended December 31, 1995, the Company agreed to settle various litigation relating to DSL. The Company has recorded $217,663 of income relating to this settlement.

         During the six months ended December 31, 1995, the Company recorded approximately $15,000 of interest income on notes receivable from related parties that were received in connection with sales of the Company's common stock. Exclusive of this interest income, the decrease in interest income was primarily due to a reduction in funds available for investment and lower interest rates. Interest and financing expense for fiscal 1994 primarily consists of interest paid on the Company's 7% subordinated notes including $275,000 representing the market value of the shares of common stock issued to the noteholders upon the repayment of the notes.


THREE MONTHS ENDED DECEMBER 31, 1995 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1994

         Revenues for the three months ended December 31, 1995 included revenues from the distribution of completed projects, producer fees from currently airing television series and a made-for-television movie which is in the production stage and personal management fees. Revenues for the three months ended December 31, 1994 primarily consisted of production and distribution revenues from completed projects, fees from the series Dave's World, which is airing on CBS and personal management fees. Amortization of film costs for the three months ended December 31, 1995 and 1994 was $63,000 and $115,000, respectively using the individual film forecast method.

         General and administrative expenses for the three months ended December 31, 1995 were $1,000,713 as compared to $973,213 for the three months ended December 31, 1994. The increase in general and administrative expenses was primarily attributable to the termination of certain unprofitable operations of DSL, including related compensation and other expenses, offset by legal fees incurred in connection with lawsuits with the former President and owner of DSL.

         During the three months ended December 31, 1995, the Company agreed to settle various litigation relating to DSL. The Company has recorded $217,663 of income relating to this settlement.

         During the three months ended December 31, 1995, the Company recorded approximately $15,000 of interest income on notes receivable from related parties that were received in connection with sales of the Company's common stock. Exclusive of this interest income, the decrease in interest income was primarily due to a reduction in funds available for investment and lower interest rates. Interest expense for fiscal 1994 primarily consists of interest paid on the Company's 7% subordinated notes including $275,000 representing the market value of the shares of common stock issued to the noteholders upon the repayment of the notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company had cash and cash equivalents of $188,282 and accounts receivable (including $258,000 recorded in connection with the settlement of various litigation relating to DSL) of $715,618 (aggregate - $903,900). At December 31, 1995, the Company also had accounts payable and accrued expenses of $310,579 which included approximately $220,000 that was received in connection with the production of a made-for-television movie. The Company is required to expend funds on the production of this movie.

         The Company's cash commitments for the next twelve months include base compensation to its officers and key independent contractors of approximately $1,230,000 and minimum office rent of approximately $172,000. The lease for the Company's office terminates on September 30, 1996. These obligations aggregate approximately $1,402,000. The Company also incurs overhead and other costs such as salaries, related benefits, office expenses, professional fees and similar expenses. For the six months ended December 31, 1995, general and administrative expenses, including compensation and rent, aggregated approximately $1,784,000. The Company also expends funds on the production and development of projects. The Company's cash receipts are principally derived from exhibition and distribution of its completed projects and producers fees. The Company's revenues are affected by various factors including the timing of the exhibition and distribution of its completed projects and the number of projects produced for which the Company receives producers fees. Therefore, the Company is unable to accurately predict the level or timing of its future cash receipts.

         The Company is obligated to pay dividends on the shares of Series A Preferred Stock which were sold in its December 1994 public offering. Dividends on this Series A Preferred Stock, which aggregate $425,000 annually, may be paid in shares of the Company's common stock.

         The Company's operations have been primarily financed by the net proceeds received from public offerings of its securities and exercise of stock options and warrants. As of December 31, 1995, the Company's stock options and warrants were exercisable at prices substantially above the market price of the Company's common stock. For the six months ended December 31, 1995, the Company incurred an operating loss of $806,141 and used $565,914 of cash in its operations.

         If the Company continues to incurr losses, use cash in its operations and expend funds on development and production of projects, it will be required to raise additional capital and/or borrow funds. The Company has no arrangements for external sources of liquidity such as bank lines of credit. If external sources of funds are not available to the Company and its future cash receipts are not sufficient to meet its cash needs, the Company will be required to take certain actions. These actions may include reductions in the compensation of it officers and key independent contractors, reductions in office staff and other personnel, and a reduction in the production and development of projects that it will fund. The Company has no material commitments for capital expenditures. The Company has not made any specific plans or entered into any agreements to reduce the level of its expenditures in the event that such reductions become necessary.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Producers Entertainment Group Ltd. vs. Ronald Lightstone was commenced in the Superior Court of the State of California for the County of Los Angeles on January 3, 1996. In this action, the Company claims, among other things, that Mr. Lightstone breached his fiduciary duty to the Company and seeks return of amounts previously paid to him. On January 8, 1996, Mr. Lightstone file a cross-complaint in the same court entitled Ronald Lightstone vs. The Producers Entertainment Group Ltd, Irwin Meyer, et. al. In his cross-complaint, Mr. Lightstone claims, among other things, that his employment with the Company was improperly terminated and his employment and stock purchase agreements with the Company were improperly cancelled. Mr. Lightstone's cross-complaint seeks substantial damages.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.20    Production Agreement dated as of October 1, 1995 between
         The Producers Entertainment Group Ltd. and Mountaingate
         Productions LLC f/s/o Irwin Meyer.

10.21    Employment Agreement dated as of October 1, 1995 between
         The Producers Entertainment Group Ltd. and Irwin Meyer.

10.22    Employment Agreement dated as of January 1, 1996 between
         The Producers Entertainment Group Ltd. and Charles Weber.

10.23 Stock Purchase Agreement (including promissory note) dated as of November 14, 1995 between The Producers
         Entertainment Group Ltd. and Mountaingate Productions LLC.

10.24 Stock Purchase Agreement (including promissory note) dated as of November 14, 1995 between The Producers
         Entertainment Group Ltd. and Charles Weber.


(b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     THE PRODUCERS ENTERTAINMENT GROUP LTD.



Date:  February 13, 1996                       /s/ Irwin Meyer
                                               ---------------
                                               Irwin Meyer
                                               President and Chief
                                               Executive Officer


       February 13, 1996                       /s/ Charles J. Weber
                                               --------------------
                                               Charles J. Weber
                                               Principal Financial and
                                               Accounting Officer