Form 10QSB
period 1996-03-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1996-05-15
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                              --------------------

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934.

                              --------------------


For Quarter Ended March 31, 1996                  Commission file number 0-18410

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
             (Exact name of registrant as specified in its charter)

            Delaware                                   95-4233050

(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           9150 Wilshire Boulevard, Suite 205, Beverly Hills, CA 90212
           -----------------------------------------------------------
  (Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code (310) 285-0400

                            Not Applicable
        ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

                     Common stock - May 1, 1996 - 12,971,481
                     ---------------------------------------

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,        June 30,
                                                        1996             1995
                                                    ------------    ------------
                                                     (unaudited)

                                     ASSETS
Cash and cash equivalents                           $     81,268    $    832,754
Accounts receivable, net                                 714,779         652,074
Notes receivable, net                                       --           402,842
Receivables from related parties                          14,876         116,229
Film costs, net                                        3,209,942       2,104,503
Fixed assets, net                                         58,490          76,439
Other assets                                             213,107         199,829
                                                    ------------    ------------

                                                    $  4,292,462    $  4,384,670
                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable to related parties                     $    100,000    $       --
Accounts payable and accrued expenses                    491,986         847,595
Deferred participations based on estimated
 revenues                                                   --           350,000
Deferred revenue                                       2,151,694         598,708
                                                    ------------    ------------

         Total liabilities                             2,743,680       1,796,303
                                                    ------------    ------------


Shareholders' equity:
         Preferred Stock, $.001 par value
   Authorized 10,000,000 shares;
   Issued 1,000,000 shares - Series A                      1,000           1,000
         Common stock, $.001 par value
   Authorized 50,000,000 shares;
          issued 14,093,917 and 11,388,770 shares         14,094          11,389
         Additional paid-in capital                   16,103,509      15,321,214
         Accumulated deficit                         (12,735,629)    (11,735,044)
                                                    ------------    ------------

                                                       3,382,974       3,598,559
  Treasury stock 1,122,436 shares, at cost            (1,010,192)     (1,010,192)
  Notes receivable from related parties from
   sales of common stock, net of imputed
          interest discount                             (824,000)           --
                                                    ------------    ------------

Net shareholders' equity                               1,548,782       2,588,367
                                                    ------------    ------------

                                                    $  4,292,462    $  4,384,670
                                                    ============    ============


See notes to condensed consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                Nine months ended March 31,
                                                              -------------------------------
                                                                  1996               1995
                                                                  ----               ----
Revenues                                                      $  2,132,767       $  4,971,334

Film amortization                                                  717,000          2,808,752
                                                              ------------       ------------
                                                                 1 415,767          2,162,582
Write down of film costs to net
 realizable values                                                   --               937,298
General and administrative expenses                              2,665,625          3,660,150
                                                              ------------       ------------

Operating (loss)                                                (1,249,858)        (2,434,866)

Income from settlement of lawsuits                                 267,633               --
Forgiveness of note receivable from
 related party                                                     (68,016)              --
Provision for note receivable                                         --             (270,000)
Reduction in deferred participations                                  --              200,000
Interest income                                                     49,656             28,260
Interest and financing expense                                        --             (296,741)
                                                              ------------       ------------

                  Net (loss)                                    (1,000,585)        (2,773,347)

Dividend requirement of Series A
 Preferred Stock                                                  (318,750)          (126,350)
                                                              ------------       ------------

Net (loss) applicable to common
 shareholders                                                 $ (1,319,335)      $ (2,899,697)
                                                              ============       ============

Net (loss) per share                                          $       (.11)      $       (.29)
                                                              ============       ============

Average common shares outstanding                               11,595,400          9,930,777
                                                              ============       ============



See notes to condensed consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three months ended March 31,
                                            ----------------------------
                                               1996               1995
                                               ----               ----
Revenues                                  $    457,873       $    322,846

Film amortization                               20,000            502,018
                                          ------------       ------------

                                               437,873           (179,172)

Write down of film costs to net
 realizable values                                --              937,298
General and administrative expenses            881,590          1,703,368
                                          ------------       ------------

Operating (loss)                              (443,717)        (2,819,838)

Income from settlement of lawsuits              50,000               --
Forgiveness of note receivable from
 related party                                 (68,016)              --
Provision for note receivable                     --             (270,000)
Reduction in deferred participations              --              200,000
Interest income                                 24,852             14,820
                                          ------------       ------------

                  Net (loss)                  (436,881)        (2,875,018)

Dividend requirement of Series A
 Preferred Stock                              (106,250)          (106,250)
                                          ------------       ------------

Net (loss) applicable to common
 shareholders                             $   (543,131)      $ (2,981,268)
                                          ============       ============

Net (loss) per share                      $       (.04)      $       (.29)
                                          ============       ============

Average common shares outstanding           12,858,900         10,266,334
                                          ============       ============




See notes to condensed consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED MARCH 31, 1996

                                   (UNAUDITED)

                                                                          Additional
                                    Preferred           Common            Paid-In
                                    Stock               Stock             Capital                Deficit           Net
                                    -----               -----             -------                -------           ---
Balance, June 30,
 1995                                $1,000            11,389            15,321,214            (11,735,044)     3,598,559
                                     ------            ------            ----------            -----------   ------------

Issuance of common
 stock in payment
 of dividends on
 Series A preferred
 stock                                                    605                  (605)

Sale of shares of
 common stock to
 related parties
 for notes                                              2,100               782,900                               785,000

Net (loss)                                                                                      (1,000,585)    (1,000,585)
                                     ------            ------            ----------            -----------   ------------

Balance,
 March 31,
 1996                                $1,000            14,094            16,103,509            (12,735,629)    3,382,974
                                     ======            ======            ==========            ============  ===========

Less:
 Treasury stock                                                                                               (1,010,192)
 Notes receivable
  from related parties
         from sales of common
  stock, net                                                                                                    (824,000)
                                                                                                             -----------

          Net Shareholders' Equity                                                                           $ 1,548,782
                                                                                                             ===========



See notes to condensed consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine months ended March 31,
                                                        -----------------------------
                                                           1996              1995
                                                        -----------       -----------
Cash flows from operating activities:
Net (loss)                                              $(1,000,585)      $(2,773,347)
Adjustments to reconcile net (loss)
  to net cash used in operating activities:
         Depreciation and amortization                      742,115         2,825,343
  Income from settlement of lawsuits                       (137,633)             --
  Forgiveness of note receivable from
   related party                                             68,016              --
         Amortization of imputed interest discount          (39,000)             --
  Allowance for amounts receivable                             --             270,000
  Reduction in deferred participations                         --            (200,000)
         Write down of film costs                              --             937,298
         Issuance of shares of stock for interest              --             275,000
  Changes in assets and liabilities:
           Decrease in receivables                          115,295           334,117
    (Increase) in other assets                              (13,278)           (2,472)
    Increase (decrease) in accounts payable
            and accrued expenses                            115,468          (484,424)
           (Decrease) in deferred revenues                 (598,708)       (3,327,901)
                                                        -----------       -----------
Net cash (used in) operating activities                    (748,310)       (2,146,386)
                                                        -----------       -----------
Cash flows from investing activities:
         Additions to film costs, net of receipts          (129,347)       (1,240,767)
  Capital expenditures                                       (7,166)           (9,913)
  Decrease (increase) in due from related
   parties                                                   33,337          (286,275)
                                                        -----------       -----------
Net cash (used in) investing activities                    (103,176)       (1,536,955)
                                                        -----------       -----------
Cash flows from financing activities:
          Sale of units in public offering                     --           4,176,467
   Borrowings (repayments), net                             100,000          (588,750)
   Proceeds from exercise of stock options                     --             454,375
                                                        -----------       -----------
Net cash provided by financing activities                   100 000         4,042,092
                                                        -----------       -----------
Net increase (decrease) in cash                            (751,486)          358,751
Cash at beginning of period                                 832,754           964,387
                                                        -----------       -----------

Cash at end of period                                   $    81,268       $ 1,323,138
                                                        ===========       ===========


See notes to condensed consolidated financial statements.

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         As disclosed in note (2), during the nine months ended March 31, 1996, the Company sold an aggregate of 2,100,000 shares of its common stock to related parties in exchange for promissory notes.

         As disclosed in note (3), the Company has settled various litigation relating to DSL.

         As disclosed in note (7) the Company has reduced the cost of certain of its completed projects by $235,622.

         As disclosed in note (9), during the nine months ended March 31, 1996, the Company issued a total of 605,167 shares of its common stock in payment of dividends on its Series A Preferred Stock.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1996

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

 (2)     Sale of Shares of Common Stock to Related Parties for Notes

         As of November 14, 1995, the Company sold an aggregate of 2,100,000 shares of its common stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes. Of these shares, 2,000,000 were sold to a company (the "Loan-Out Company") that provides the Company with the services of its President and Chief Executive Officer. The 100,000 balance of these shares was sold to a then officer and director of the Company.

         The principal amounts of the promissory notes received by the Company are payable as follows: April 1, 1997 - $131,250; October 1, 1998 - $131,250;
and October 1, 2000 - $787,500. Interest on these notes is computed at an annual rate of 7%, compounded semi-annually and is payable with the principal of the notes. The notes are secured by the purchased shares with the personal liability of the purchaser limited to 25% of the principal amount (aggregate- $262,500) plus accrued interest thereon.

         A portion of the shares purchased by the Loan-Out Company are subject to forfeiture to the Company (with a corresponding reduction in the promissory note issued by the Loan-Out Company in payment for such shares) in the event the employment of the Company's Chief Executive Officer is terminated (other than termination as a result of his death or disability, termination by the Company without cause, or termination by the Company or the executive under certain circumstances following a change in control of the Company) prior to the applicable vesting date of such shares. Of such shares, 50% vested on April 1, 1996, 25% will vest on June 30, 1996, and 25% will vest on June 30, 1997. The vesting and forfeiture provisions applicable to the 100,000 shares sold to the other officer were waived by the Company in connection with the resignation of such officer from the Company in April 1996.

         The promissory notes received by the Company were recorded at their principal amount less an imputed interest discount in the aggregate amount of approximately $265,000. This imputed interest discount is being amortized over the term of the notes using the interest method to provide an effective interest rate of 12% per annum. During the nine months ended March 31, 1996, the Company recorded approximately $39,000 of interest income on these notes. The difference between this imputed interest rate and the stated interest rate on the notes may be deemed to be additional compensation to the purchasers of the shares.

 (3)     Settlement of Litigation

         During the nine months ended March 31, 1996, the Company settled various litigation relating to DSL Productions, Inc., a wholly-owned subsidiary of the Company ("DSL"). In pertinent part, this settlement provided for the payment to the Company of $308,000 (of which $130,000 has been received), elimination of the $402,842 note receivable from the former President of DSL, the transfer of a completed project with a carrying amount of $222,980 to a new corporation formed by the former President of DSL ("DEG") and the release of the Company's $350,000 obligation to pay a portion of future revenues from completed projects to the former owner of DSL. In connection with this settlement, the Company reduced its accounts payable and accrued expenses by $235,455 representing the amounts previously recorded related to DSL and this litigation. This settlement also provided for a reduction in the Company's ownership of DEG from 19.9% to 5%. The effects of this settlement have been reflected in the accompanying condensed consolidated statements of operations as a separate item.

 (4)     Forgiveness of Note Receivable from Related Party

         During the nine months ended March 31, 1996, the Company forgave the note receivable and accrued interest thereon in the aggregate amount of $68,016 which was due from a company that formerly provided the services of the Company's President and Chief Executive Officer and others.

 (5)     Employment Agreements

         During the nine months ended March 31, 1996, the Company entered into agreements for the services of its President and Chief Executive Officer and others. These agreements expire on June 30, 1998 and provide for aggregate annual payments by the Company of $330,000.

 (6)     Litigation With Former Officer and Director

         As of November 14, 1995, in connection with the following employment arrangement, the Company sold 1,500,000 shares of its common stock to one of its then officers and directors in exchange for $750,000 principal amount of promissory notes. This sale was made on the same terms as the sale of shares as described in note (2). The Company also executed a purported employment agreement (which was not approved or ratified by the Company's Board of Directors) with this officer and director which provided for, among other things, annual compensation of $262,000 through June 30, 1998.

         In December 1995, the Company terminated the employment of this individual and the related purported employment agreement. As a result of such termination, the shares of common stock sold to this individual and the related notes received by the Company for such shares were forfeited to the Company and cancelled. The Company subsequently filed a legal action against this individual claiming, among other things, breach of fiduciary duty and return of amounts previously paid. This individual has filed a cross-complaint against the Company and its President and Chief Executive Officer claiming, among other things, that his employment with the Company was improperly terminated and his employment stock purchase agreements were improperly cancelled. This cross-complaint seeks substantial damages.

 (7)     Reduction of Film Costs

         During the nine months ended March 31, 1996, the Company reduced the carrying amount of certain of its completed projects by $235,622 representing the amount previously recorded as accounts payable and accrued expenses for additional estimated expenditures relating to these projects that were not incurred.

 (8)     Note Payable to Related Parties

         On March 25, 1996, the Company borrowed $100,000 from related parties pursuant to an unsecured promissory note which bears interest at the prime rate plus 1% and is due on June 30, 1996. This note was subsequently repaid from the proceeds of a note issued to an unrelated party which is payable on June 24, 1996 (subject to mandatory prepayment in certain events), bears interest at the annual rate of 10% and is secured by the Company's participation in the revenue earned from a currently airing television series.

 (9)     Issuance of Shares of Common Stock for Preferred Stock Dividend

         During the nine months ended March 31, 1996, the Company issued an total of 605,167 shares of its common stock in payment of the dividend on its Series A Preferred Stock.

(10)     (Loss) Per Share

         (Loss) per share has been computed based on the weighted average number of common and common equivalent shares outstanding during the periods after deducting the dividend requirement of the Series A Preferred Stock.

(11)     Stock Options

         During the nine months ended March 31, 1996 an aggregate of 1,611,999 stock options at exercise prices ranging from $1.00 to $3.25 per share expired or were cancelled. During this period, the Company granted an aggregate of 450,000 stock options at exercise prices of $.50 and $.55 per share.

(12)     Proposed Reverse Split of Common Stock

         The Board of Directors of the Company has approved a one for four reverse split of the Company's common stock subject to shareholder approval. No effect has been given to this proposed reverse stock split in the accompanying condensed consolidated financial statements and notes.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Amounts received as license fees for projects in production are deferred until the project becomes available for broadcast in accordance with the terms of the licensing agreement and are recognized as revenues at such time. Additional licensing and distribution fees are recognized as earned in accordance with the terms of the related agreements. Revenues from the sale of completed projects are recognized upon their sale.

         The Company's revenues are principally derived from distribution of completed projects, producers fees and personal management fees. The amount of revenues earned by the Company in any one period is dependent on, among others, projects completed during any such period and the distribution of completed projects. Revenues from producers and other fees are primarily dependent on the number of projects being produced and the agreements relating to such projects. Accordingly, the amount of revenues in any period are not necessarily indicative of future revenues.

NINE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 1995

         Revenues for the nine months ended March 31, 1996 included revenues from the distribution of completed projects, producer fees from currently airing television series and a made-for-television movie which is in the production stage, and personal management fees. Revenues for the nine months ended March 31, 1995 included production and distribution revenues, fees received from a television series and personal management fees. Included in revenues for the nine months ended March 31, 1995 is approximately $3,607,000 related to the completion of the television series Future Quest which aired on PBS. Amortization of film costs for the nine months ended March 31, 1996 and 1995 was $717,000 and $2,808,752, respectively, using the individual film forecast method.

         General and administrative expenses for the nine months ended March 31, 1996 were $2,665,625 as compared to $3,660,150 for the nine months ended March 31, 1995. The $994,525 decrease in general and administrative expenses was primarily attributable to the termination of certain unprofitable operations of DSL, including related compensation and other expenses, somewhat offset by legal fees incurred in connection with lawsuits with the former President and owner of DSL.

         During the nine months ended March 31, 1996 the Company agreed to settle various litigation relating to DSL. See note (3). The Company has recorded $267,663 of income relating to this settlement. During the nine months ended March 31, 1996, the Company forgave the note receivable and accrued interest (aggregate - $68,016) that was due from a company that formerly provided the Company with the services of its present President and Chief Executive Officer and others.

         During the nine months ended March 31, 1996, the Company recorded $39,000 of interest income on notes receivable from related parties that were received in connection with sales of the Company's common stock. Exclusive of this interest income, the decrease in interest income was primarily due to a reduction in funds available for investment and lower interest rates. Interest and financing expense for fiscal 1995 primarily consists of interest paid on the Company's 7% subordinated notes including $275,000 representing the market value of the shares of common stock issued to the noteholders upon the repayment of the notes in December 1994.

THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995

         Revenues for the three months ended March 31, 1996 primarily consisted of producer fees from currently airing television series and a made-for-television movie which is in the production stage and personal management fees. Revenues for the three months ended March 31, 1995 primarily consisted of production and distribution revenues from completed projects, producer fees from a television series and personal management fees. Amortization of film costs for the three months ended March 31, 1996 and 1995 was $20,000 and $502,018, respectively.

         General and administrative expenses for the three months ended March 31, 1996 were $881,590 as compared to $1,703,368 for the three months ended March 31, 1995. The decrease in general and administrative expenses of $821,778 was primarily attributable to the termination of certain unprofitable operations of DSL, including related compensation and other expenses, offset by legal fees incurred in connection with lawsuits with the former President and owner of DSL.

         During the three months ended March 31, 1996, the Company recorded $24,000 of interest income on notes receivable from related parties that were received in connection with sales of the Company's common stock. During the three months ended March 31, 1996, the Company forgave the note receivable and accrued interest (aggregate - $68,016) that was due from a company that formerly provided the Company with the services of its President and Chief Executive Officer and others.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had cash of $81,268 and accounts receivable of $714,718 (aggregate - $795,986). At such date,the Company also had accounts payable and accrued expenses of $491,986 and a note payable of $100,000 (aggregate - $591,916).

         The Company's cash commitments for the twelve months ending March 31, 1997 include base compensation to its officers and key independent contractors of approximately $754,000, office rent of approximately $230,000 and a note payable of $100,000 (aggregate -

 approximately $1,084,000). The lease for the Company's office has been extended to September 30, 1997. The Company also incurs other costs such as salaries, related benefits, office expenses, professional fees and similar expenses. General and administrative expenses, including compensation to officers and key independent contractors, aggregated approximately $2,665,000 for the nine months ended March 31, 1996.

         The Company's cash receipts are principally derived from exhibition and distribution of its completed projects, producers fees and personal management fees. The Company's cash receipts are affected by various factors including the timing of the exhibition and distribution of its completed projects and the number of projects produced for which the Company receives producers fees. Therefore, the Company is unable to accurately predict the level or timing of its future cash receipts.

         For the nine months ended March 31, 1996, the Company's cash receipts were primarily derived from producers fees from currently airing television series, personal management fees and a producer's fee from a made-for-television movie which is in the production stage. This movie is being produced by the Company pursuant to an agreement which provides for payments to the Company for production costs. Included in accounts payable and accrued expenses at March 31, 1996 is approximately $298,000 representing the excess of payments received over amounts expended on production of this movie. The Company will be required to expend funds to complete this movie. Cash received from the distribution of the Company's completed projects aggregated approximately $389,000 for the nine months ended March 31, 1996. As of March 25, 1996, the Company borrowed $100,000 from related parties for working capital purposes. As disclosed in note (8), this note was subsequently repaid from the proceeds of a note issued to an unrelated party.

         The Company is obligated to pay dividends on the shares of Series A Preferred Stock which were sold in its December 1994 public offering. Dividends on this Series A Preferred Stock, which aggregate $425,000 annually, may be paid in shares of the Company's common stock. During the nine months ended March 31, 1996, the Company issued an aggregate of 605,167 shares of its common stock in payment of dividends on this preferred stock through December 31, 1995.

         During the nine months ended March 31, 1996, the Company's cash receipts and cash balance at June 30, 1995 were primarily used for the payment of general and administrative expenses, including compensation to its officers and key independent contractors.

         The Company's operations have been primarily financed by the net proceeds received from public offerings of its securities and exercise of stock options and warrants. As of March 31, 1996, the Company's outstanding stock options and warrants were exercisable at prices substantially above the market price of the Company's common stock.

         For the nine months ended March 31, 1996, the Company incurred an operating loss of $1,249,858, a net loss of $1,000,585 and used $748,310 of cash in its operations. Included in the Company's net loss is $68,016 representing the forgiveness of a note receivable from a related party.

         If the Company's future cash receipts are not sufficient to pay its general and administrative expenses, the Company will be required to take certain steps if it is to continue to be a going concern. These actions may include reductions in compensation of its officers and key independent contractors by amending the terms of their existing employment agreements. As of March 31, 1996, none of these employment agreements had been amended.

         The Company has no arrangements for external sources of liquidity such as bank lines of credit. The Company is presently seeking other sources of external financing to be used for payment of operating expenses and production of projects. This external financing may be in the form of loans and/or sales of equity securities. No agreements have been entered into for any such external financing.

         If the Company continues to incur cash losses and if external sources of funds are not available to the Company to offset these cash losses, there will be substantial doubts about the Company's ability to continue as a going concern.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Producers Entertainment Group Ltd. vs. Ronald Lightstone was commenced in the Superior Court of the State of California for the County of Los Angeles on January 3, 1996. In this action, the Company claims, among other things, that Mr. Lightstone breached his fiduciary duty to the Company and seeks return of amounts previously paid to him. On January 8, 1996, Mr. Lightstone filed a cross-complaint in the same court entitled Ronald Lightstone vs. The Producers Entertainment Group Ltd, Irwin Meyer, et.al. In his cross-complaint, Mr. Lightstone claims, among other things, that his employment with the Company was improperly terminated and his purported employment and stock purchase agreements with the Company were improperly cancelled. Mr. Lightstone's cross-complaint seeks substantial damages.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE PRODUCERS ENTERTAINMENT GROUP LTD.

Date:  May 10, 1996                                 /s/ Irwin Meyer
                                                    ---------------
                                                    Irwin Meyer
                                                    President and Chief
                                                    Executive Officer