Form 10KSB
period 1996-06-30
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1996-09-30
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                  FORM 10-KSB

[X]      Annual Report Pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934  [Fee required]

For the fiscal year ended June 30, 1996

Commission File No. 0-18410

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                95-4233050
 -------------------------------                 -------------------
 (State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)

9150 Wilshire Blvd., Beverly Hills, California          90212
- ----------------------------------------------        ----------
   (Address of Principal Executive Offices)           (Zip Code)

                                (310) 285-0400
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

             Common Stock, Redeemable Warrants
- -----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Series A Convertible Preferred Stock, Common Stock, Warrants, Class B Warrants
- ------------------------------------------------------------------------------
                              (Title of Class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                                                Number of Pages:
                                                             Exhibit Index Page:

                           [Cover page 1 of 2 pages]

Issuer's revenues for its most recent fiscal year - $5,367,498.

The aggregate market value of the voting stock held by non-affiliates based upon the average of the closing bid and asked prices of such stock as of September 20, 1996 as reported on the National Association of Securities Dealers Automated Quotation System was $14,305,396.

As of September 20, 1996, there were 11,399,652 shares of common stock outstanding.


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

Registration Statement on Form 8-A dated November 21, 1994.

Registration Statement on Form SB-2 declared effective on December 14, 1994.

Form 8-K dated February 27, 1995.

Form 10-QSB for the quarter ended March 31, 1995.

Form 10-QSB for the quarter ended December 31, 1995

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         The Producers Entertainment Group Ltd. (the "Company") was organized under the laws of the State of Delaware on August 10, 1989. On May 30, 1996, the Company's shareholders approved a one-for-four reverse split of the Company's Common Stock. All share and per share amounts included herein have been retroactively adjusted to give effect to this reverse split.

         The Company completed its initial public offering of securities in December 1989 and, in January 1990, commenced operations. In April 1993, December 1994, and September 1996 the Company completed secondary offerings of its securities. In May 1994, the Company acquired all of the outstanding common stock of DSL Productions, Inc. and its affiliates ("DSL") in exchange for 32,500 shares of Common Stock. The Company's Common Stock is listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") and is traded in the NASDAQ's Small Cap Market under the symbol "TPEG". The Company's Common Stock is also listed on the Boston Stock Exchange and traded under the symbol "TPG."

         The Company is engaged in the acquisition, development, production and distribution of dramatic, comedy, documentary and instructional television series, made-for-television movies, and mini-series and theatrical motion pictures. The Company also engages in personal management of performers and writers. Unless the context indicates otherwise, the term "Company" includes The Producers Entertainment Group Ltd. and all of its subsidiaries.

         The Company's offices are located at 9150 Wilshire Boulevard, Suite 205, Beverly Hills, California 90212. Its telephone number is (310) 285-0400.

HISTORY

         Prior to fiscal 1992, the Company's activities were limited to acquiring rights to literary properties, engaging writers to write or rewrite screenplays or teleplays, and submitting these screenplays and teleplays to various studios, production companies and television and cable networks for development as theatrical motion pictures or made-for-television movies. Commencing with the year ended June 30, 1992, the Company's activities expanded to produce made-for-television movies, a theatrical motion picture, television series and providing personal management services. DSL was formed in January 1992 and produces and distributes television series.

OVERVIEW

         The Company's business of developing and producing made-for-television movies, television series and theatrical motion pictures (collectively and individually referred to as "projects") is conducted in various manners. There are certain activities that the Company must perform to have a project developed and produced. These activities include the acquisition of the literary property, the development of the property into a saleable project, the financing and sale of the project to broadcasters, studios and/or other investors and, finally, the production of the project.

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

         The Company also provides producer and executive producer services to others in connection with the production of projects. The Company receives fees for these services and is generally entitled to participate in future profits from these projects. Any such profit participations received will represent a profit to the Company as there are no costs relating thereto. The Company received fees for producing the theatrical motion picture What's Love Got to Do With It and the made-for-television movies Against the Wall and Lily Dale and is receiving fees for the television series Dave's World. The Company was not required to pay any of the production costs of these projects and is entitled to participate in profits from each of these projects.

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

ACQUISITION OF EXISTING PROPERTIES

         Properties are usually acquired by options for a nominal fee against a more substantial purchase price. Options usually enable the Company to develop the property during the option period before committing to its acquisition. Having an option also enables the Company to secure a financing or production commitment, including payment of the purchase price of the property, before actually acquiring the property. Option periods customarily run for a minimum of one year and contain provisions that enable the Company to extend the option for additional periods upon payment of an extension fee. Terms of options vary significantly and are dependent on, among other factors, the professional reputation and standing of the author or other owner of the property, the level of revenues or profits that the Company estimates can be received from the exploitation of the property and the estimated costs of further development and production of the property. Various agreements relating to these projects may provide for additional payments to writers upon their production. Certain options also provide for the optionee to participate in net profits.

DEVELOPMENT AND PACKAGING OF PROJECTS

         Projects may be developed from true stories or original fictional material in the form of outlines or first-draft screenplays or teleplays. The Company is continuously engaged in acquiring and developing new properties. It is the Company's practice to secure a financing or production commitment from third parties, including broadcast and cable networks, studios, distributors and independent financing sources prior to expending substantial sums in the development process. However, the Company does advance its own funds to meet the interim costs of development and production of these projects which are then repaid to the Company pursuant to the production contracts.

         During the development phase of a project, a screenplay, teleplay or outline of the program is written, tentative commitments are sought from buyers or licensees, such as studios, networks and independent financing sources and a proposed production schedule and budget are prepared. Often, these projects are created, acquired and developed (including specifically selected talent such as directors and actors) so that they may be offered to broadcast, financial and distribution entities as a more attractive project. This process is known in the entertainment business as "packaging". The Company believes that packaging a literary property greatly its ability and opportunities to obtain favorable production, financing and distribution commitments.

PRODUCTION, PRODUCER AND EXECUTIVE PRODUCER SERVICES

         Production of a project is divided into three phases: pre-production, principal photography and post-production. The Company is involved in all phases of the production of projects.

         Upon receiving final approval from its buyer or financing source (such as a television network or studio), the project is put into the pre-production phase. During this phase, agreements with talent including performers, a director, and the production staff are completed. Locations are selected and arrangements are made for sets, props, equipment and other production requirements are obtained. The pre-production phase may continue for several weeks for a made-for-television movie and up to several months for a theatrical motion picture. After pre-production is completed, the production enters the principal photography phase.

         During the principal photography phase, the project is produced on tape or film. Actors perform on sets, in the studio and on locations in accordance with a pre-determined schedule and budget established by the producer. Principal photography for a made-for-television movie is usually completed in approximately three to four weeks while principal photography for a theatrical motion picture could require several months. Upon completion of principal photography, the project enters the post-production phase.

         During the post-production phase, the film shot during principal photography is transformed into a completed project. The post-production phase includes editing, addition of sound effects, a musical scoring and implementing other technical processes required to complete the project.

         The Company provides producer and executive producer services in connection with the production of its projects and is involved in all phases of their production. The Company receives fees for these services and is generally entitled to a percentage of future profits from these projects. The Company received producers fees for producing the theatrical motion picture What's Love Got to Do With It and executive producer fees for each of its made-for-television movies and for the television series Dave's World and Can't Hurry Love. The Company was not responsible for any of the production costs of these projects, but is entitled to participate in profits from each of these projects.

DISTRIBUTION OF COMPLETED PROJECTS

         Pursuant to its agreements with third party financing sources, the Company generally retains certain rights to distribute its projects in international and domestic markets. The Company then distributes the projects after a certain period of time has expired or after the project has been exhibited or released on a specific number of occasions. Completed projects are distributed by the Company or by independent third parties who have the right to distribute these properties in domestic and international markets for specific periods of time. These distribution companies retain a percentage of the revenues received from the distribution of the projects and are entitled to recover expenses relating to such distribution. Where available, the Company obtains advances against domestic and international licensing revenues. These advances may be used to finance development and production of the related projects.

COMPLETED PROJECTS

         Through June 30, 1996, the Company has produced the following projects:

MADE-FOR-TELEVISION MOVIES

         Lily Dale - A made-for television movie produced by the Company for Showtime, who owns this movie. This movie, which aired in June 1996, was written by Pulitzer Prize and two time Academy Award winner author Horton Foote and stars Mary Stuart Masterson, Sam Shepard, Jean Stapleton and Tim Guinee. The Company received executive producer fees and a continuing profit participation.

         Against The Wall- A made-for-television movie produced by the Company for Home Box Office, who owns this movie. This movie, which aired in March 1994, was directed by John Frankenheimer, who received an Emmy for his direction of this movie, and stars Kyle MacLachian and Samuel Jackson, Jr. Irwin Meyer, the President and Chief Executive Officer of the Company was nominated for the Producer of the Year by The Producers Guild of America for being the executive producer of this movie. The Company received executive producer fees and a continuing profit participation.

         The Price She Paid - A made-for-television movie starring Loni Anderson and Anthony John Denison which was broadcast on the CBS television network in 1992 and 1993. This movie was put into development by CBS, which paid all development costs, and was packaged by Creative Artists Agency, Inc. The Company has licensed this movie to World International Network for broadcast outside North America under the title Plan of Attack.

         When A Stranger Calls... Back- A made-for-television movie, which initially aired on Showtime and is owned by MCA Television Entertainment. The stars of this movie are Carol Kane and Charles Durning. The teleplay was written by Fred Walton who also directed this movie. The Company received a executive producer fees and a continuing profit participation.

         The Secret Passion of Robert Clayton- A made-for-television movie which aired on the USA Network. The Company produced this movie in association with Wilshire Court Productions, who owns this movie. The stars are John Mahoney and Scott Valentine. The Company received an executive producer fee and a continuing profit participation.

TELEVISION SERIES

         Dave's World- The Company has produced 74 half-hour episodes of this television series which is based on the books by Pulitzer Prize winning, syndicated columnist Dave Barry and airs on CBS. This series stars Harry Anderson and is directed by James Widdoes. The Company has received an additional production order for 22 new episodes of this series for the 1996 - 1997 television season. The Company renders executive producer services for this series and receives producers' fees and is entitled to a profit participation.

         Can't Hurry Love- The Company has produced 19 half-hour episodes of this series that began airing on CBS in September 1995. The Company rendered executive producer services for this series and received producers' fees and is entitled to a profit participation. This series has not been renewed.

         Simply Style- A 60 half-hour episode series about fashion and style which is hosted by Leah Feldon. This series was transferred in connection with the settlement of litigation.

         Future Quest- A 22 half-hour episode series which is owned by the Company and is hosted by Jeff Goldblum. Experts in several science disciplines compare the futuristic visions of pop culturists with the current breakthrough advances in science and technology. This series aired on the Public Broadcasting Station ("PBS") and continues to be licensed overseas.

         Laurie Cooks Light & Easy- A 65 half-hour episode series which is owned by the Company and is hosted by cookbook author Laurie Burrows Grad. This series features celebrities such as Wolfgang Puck, Jill St. John and Florence Griffith Joyner who prepare meals in the light and easy way. This series initially aired on the Learning Channel and is being distributed internationally by Unipix International.

         Home Green Home - A 10 half-hour series which is owned by the Company and is hosted by Kelly Shays Smith. This instructional series focuses on home planting and gardening and aired on PBS and is being distributed internationally by Unipix International.

         Superstars of Action - A 26 half-hour episode action series which is owned by the Company and was produced for German broadcaster Beta-Taurus. This biography series is hosted by Robert Wagner and profiles actions of stars including Steve McQueen and Arnold Schwarzenegger. This series is licensed to The Learning Channel.

         Hollywood Stuntmakers I and II- A 26 half-hour episode series which was produced for The Discovery Channel and stars James Coburn. This series features stunts by Hollywood's best stuntmen and women in action and initially aired on The Learning Channel.

         FX Masters - A 13 episode series which was produced for The Learning Channel. Hosted by Christopher Reeve, this series takes a behind the scenes look at how special effects and movie magic are made and is currently licensed to the Discovery Network.

         Mysterious Forces Beyond- A 26 half-hour episode series which aired on The Learning Channel and has been pre-sold to Canadian Broadcaster Western International Communications. This series employs its news gathering resources to uncover the facts behind some of the world's most confounding mysteries, including telekinesis, psychic healing and ghosts. The Company is entitled to receive distribution fees from this series.

         Hollywood Babylon - A 26 half-hour series which is based on the original international best selling book of the same name by Kenneth Anger and is hosted by Tony Curtis. This series explores the hidden underside of Hollywood through live re-creations and archival film footage and photographs.

         A Day With - A one hour interview show which aired on the Fox Broadcasting Network in June 1996.

         The Company also owns the television series Crosstown, which consists of 65 half-hour episodes. The Company has licensed the domestic distribution rights to this series.

THEATRICAL MOTION PICTURE

         What's Love Got To Do With It - A theatrical motion picture produced by the Company for Disney's Touchstone Pictures. Based on the life story of rock superstar Tina Turner, this film was released in June 1993. Stars Angela Bassett and Larry Fishburne received Academy Awards nominations for their roles. The director was Brian Gibson. The Company received executive producer fees and a profit participation.

PROJECTS IN DEVELOPMENT

         The Company has projects in various stages of development on a continuing basis. These projects consist of television series, made-for-television movies and theatrical motion pictures. The Company periodically evaluates the expected use of its projects in development to determine if they will be further developed or produced (either by itself or with others), sold or abandoned. Decisions as to projects in development are made by management on a case-by-case basis after considering all relevant factors.

PERSONAL MANAGEMENT

         The Company currently manages the careers of 15 performers and writers at various stages in their careers. The Company receives compensation based on the income generated by these clients. Among the Company's clients are Julia Louis-Dreyfus (Seinfeld), George Newborn (Father of the Bride), Rosaline Allen (Seaquest), Michael Stoyanov (Blossom), Nancy Allen, John Robert Hoffman, Douglas Sills and Linda Kozlowski.

         The Company's production and development capabilities may provide a source of projects and opportunities for the actors and writers whose careers it manages. Personal management complements the Company's production and development capabilities by providing sources of talent for the "packaging" of projects, an increasingly important aspect of the entertainment industry. Personal managers often function as producers or executive producers with respect to projects for which their clients have been engaged, realizing a greater amount of revenue in the form of producer and executive producer fees, in lieu of a management fee, as well as potentially obtaining a profit participation in such projects.

EMPLOYEES

         The Company employs 16 persons on a full-time basis, including two independent contractors. Of such persons, five are officers, four are producers and the balance are clerical and administrative employees. The Company estimates that its new or expanded operations will require eight new employees. None of the Company's employees are represented by a labor union and the Company believes that it has good relationships with its employees.

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

         The Company is a party to collective bargaining agreements with the Directors Guild of America, the Screen Actors Guild and the Writers Guild of America. The Company is not a party to any other collective bargaining agreement. In connection with its production and other activities, the Company may employ personnel, such as writers, directors and performing artists who are members of unions that are parties to collective bargaining agreements. The Company has never experienced any labor difficulties. However, it is possible that some of the Company's future business activities will be affected by the existence of collective bargaining agreements relating to persons whom it may employ who are members of unions. Strikes by members of these unions could delay or disrupt the Company's activities, but the extent to which the existence of collective bargaining agreements may effect the Company in the future is not currently determinable.

COMPETITION

         The Company is subject to intense competition in all phases of its operations. The television and feature film industries are highly competitive and involve a substantial degree of risk. The Company's competitors include major motion picture studios, United States television and cable networks and numerous independent production companies. Most of the Company's competitors have greater financial and other resources than those currently or, in the foreseeable future, likely to become available to the Company and are in a better position than the Company to obtain literary properties, attract talent, produce projects and effect broad market distribution of their completed projects. The Company competes with numerous companies for available literary properties, writers and other creative talent, production financing, and distribution of completed projects.

REGULATION OF MOTION PICTURE AND TELEVISION INDUSTRY

         The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, decides ratings for age group suitability for domestic theatrical distribution of motion pictures. United States television stations and networks, as well as foreign governments, impose restrictions on the content of motion pictures and television programming. To the extent that the Company's projects do not comply with certain of these regulations, they may be effectively prohibited from exhibition on applicable television stations, networks and in foreign territories.

         The television industry is subject to governmental regulation by the Federal Communications Commission ("FCC"). The networks are currently limited by the Financial Interest and Syndication Rules of the FCC in the amount of programming they may produce and the rights which they may retain in programs. These rules were recently revised in favor of the networks, which could adversely impact the Company as a result of potential increased competition from the networks.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company leases approximately 6,350 square feet located at 9150 Wilshire Boulevard, Beverly Hills, California for its corporate offices pursuant to a lease which expires on September 30, 1997. The annual rent is approximately $230,000. The Company believes that its current facilities are sufficient for its needs.

ITEM 3. LEGAL PROCEEDINGS.

         The Producers Entertainment Group Ltd. vs. Ronald Lightstonewas commenced in the Superior Court of the State of California for the County of Los Angeles on January 3, 1996. In this action, the Company claims, among other things, that Mr. Lightstone breached his fiduciary duty to the Company and seeks return of amounts previously paid to him. On January 8, 1996. Mr. Lightstone filed a cross-complaint entitled Ronald Lightstone vs. The Producers Entertainment Group Ltd, Irwin Meyer, et. al. In his cross-complaint, Mr. Lightstone claims, among other things, that his employment with the Company was improperly terminated and his purported employment and stock purchase agreements with the Company were improperly cancelled. Mr. Lightstone's cross-complaint seeks damages in excess of $3,000,000. The Company believes that it will not be materially adversely effected by the ultimate outcome of this action.

         The Company has also agreed in principle to settle the lawsuit entitled DSL Entertainment, Joint Venture, a California Joint Venture v.DSL Productions, Inc. et. al. pending in California Superior Court. In connection with such settlement, the Company has agreed to pay to DSL Entertainment, Joint Venture, a California Joint Venture $50,000 in equal monthly installments of $5,000, to issue to Cypress Entertainment - 1, L.P. ("Cypress") 32,500 shares of its Common Stock and to grant to Cypress warrants (having a term of two years) to purchase an additional 25,000 shares of its Common Stock on the day immediately preceding the date of issuance of such warrants. The settlement of this action is subject to execution by the parties of a definitive settlement agreement and related documentation. Accordingly, it is uncertain whether the settlement of this litigation upon the terms described above will ultimately be effected.

         In the normal course of its business, the Company is subject to various claims and legal actions. The Company believes that it will not be materially adversely effected by the ultimate outcome of any of these matters either individually or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On May 30, 1996, the Company held a special in lieu of annual meeting of its shareholders. At this meeting, directors of the Company were elected for a one year term and a one-for-four reverse split of the Company's Common Stock was approved. The proposal to approve the Company's 1995 Stock Option Plan did not receive the necessary number of votes for approval. Voting relating to such matters (as adjusted for the one-for-four reverse common stock split) was as follows.

                                                    Votes
                                     -------------------------------------
                                                  Against or
                                     For          Withheld         Abstain
                                     ---          ----------       -------
Election of Directors:
  Irwin Meyer                     2,822,615         N/A            102,611
  Arthur Bernstein                2,823,204         N/A            102,022
  Michael D. Dempsey              2,830,048         N/A             95,179
  Michael I. Levy                 2,825,798         N/A             94,429
  Ben Lichtenberg                 2,829,999         N/A             95,230

Reverse Split of                  2,871,128          25,353          8,683
  Common Stock

Approval of 1995                  1,118,010         252,197         23,467
  Stock Option Plan*

* The approval of the Company's 1995 Stock Option Plan required the affirmative vote of 1,610,185 shares of common stock.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the NASDAQ Small Cap Market under the symbol "TPEG" and is also traded on the Boston Stock Exchange under the symbol "TPG." The following table sets forth the high and low bid price per share of the Common Stock as reported by NASDAQ for each quarter within the last two fiscal years, retroactively adjusted for the May 1996 one-for-four reverse stock split.

                                                                    High             Low
                                                                    Bid              Bid
                                                                    ---              ---
Fiscal Year - 1995:
         Quarter Ended
         -------------
         September 30, 1994                                        13.00             5.25
         December 31, 1994                                          8.00             2.75
         March 31, 1995                                             3.25             2.00
         June 30, 1995                                              3.25             1.50

Fiscal Year - 1996:

         Quarter Ended
         -------------
         September 30, 1995                                         3.00             2.25
         December 31, 1995                                          3.00             1.50
         March 31, 1996                                             2.75              .88
         June 30, 1996                                              1.37              .87


         On September 20, 1996, the closing prices of the Common Stock as reported by NASDAQ were $1.28 bid and $1.34 asked. On such date there were approximately 150 holders of record of the Common Stock. The number of shareholders does not take into account shareholders for whom shares are being held in the name of brokerage firms or clearing agencies.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

         The Company's revenues are principally derived from the production and distribution of completed projects, producers fees and personal management fees. The amount of revenues derived by the Company in any one period is dependant on, among other factors, projects completed during any such period and the distribution of completed projects. Revenues from producers and other fees are primarily dependant on the number of projects being produced and the agreements relating to such projects. Accordingly, the amount of revenues in any period are not necessarily indicative of revenues to be derived by the Company in future periods.

         Amount received as license fees for projects in production are deferred until the project becomes available for broadcast in accordance with the terms of the licensing agreement and are recognized as revenues at such time. Additional licensing and distribution fees are recognized as earned in accordance with the terms of the related agreements. Revenues from the sale of completed projects are recognized upon their sale.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1996 AS COMPARED TO YEAR ENDED JUNE 30, 1995

         Revenues for the year ended June 30, 1996 were $5,387,498 compared to $5,290,745 for the year ended June 30, 1995. Revenues for the year ended June 30, 1996 primarily consisted of revenues from the distribution of completed projects, producers fees from currently airing television series, personal management fees, and amounts received related to the completion of the made-for-television movie, Lily Dale that was sold. Revenues for the year ended June 30, 1995 primarily consisted of distribution fees from completed projects, fees from the television series Dave's World which is airing on CBS and personal management fees. Included in revenues for the year ended June 30, 1995 is approximately $3,650,000 related to the completion of the television series Future Quest which aired on PBS.

         Amortization of film costs for the years ended June 30, 1996 and 1995 was $857,199 and $3,076,728, respectively. Amortization of film costs in fiscal 1996 and 1995 included $112,000 and $729,000, respectively, related to revisions in estimates of amounts to be received in the future from certain completed projects. Costs related to revenues consist of costs incurred in the production of a made-for-television movie that was sold. Write-offs of projects in development were $103,404 and $335,233 for the years ended June 30, 1996 and 1995, respectively.

         General and administrative expenses decreased to $3,567,611 in fiscal 1996 from $4,696,554 in fiscal 1995 or a decrease of $1,128,943. This decrease was primarily attributable to the termination of certain unprofitable operations of DSL, including related compensation and other expenses, somewhat offset by legal fees incurred in connection with lawsuits with the former President and owner of DSL.

         Interest income during the year ended June 30, 1996 primarily consisted of amortization of the imputed interest discount on notes received from the sale of common stock by the Company to related parties. Exclusive of this amortization of imputed interest discount, the decrease in interest income was primarily due to reduced funds available for investment. Interest and financing expense in fiscal 1996 represents interest on notes payable. Interest and financing expense in fiscal 1995 primarily consisted on interest paid on the Company's 7% subordinated notes and $275,000 representing the market value of the shares of common stock issued to the noteholders upon repayment of these notes.

         Income from settlement of lawsuits in fiscal 1996 resulted from the settlement of various litigation relating to DSL. The provision for note receivable in fiscal 1995 related to a loan made to the then President of DSL which was secured by stock options previously granted to this individual. Due to the market price of the Company's common stock being substantially below the exercise price of these options, the Company established an allowance for the entire amount of this note in fiscal 1995. Reduction in deferred participations in fiscal 1995 represents the adjustment relating to the estimated amount payable based on certain revenues to be received from certain completed projects based on projections of these revenues. The remaining balance of deferred participations was eliminated in connection with the settlement of various litigation relating to DSL during fiscal 1996. During the year ended June 30, 1996, the Company forgave the advance and accrued interest thereon (aggregate - $68,016) that was due from a company that provided the Company with the services of one of its officers.

YEAR ENDED JUNE 30, 1995 AS COMPARED TO YEAR ENDED JUNE 30, 1994

         Revenues for the year ended June 30, 1995 were $5,290,745 compared to $10,782,850 for the year ended June 30, 1994. Revenues for the year ended June 30, 1995 primarily consisted of distribution fees from completed projects (primarily Future Quest), fees from the television series Dave's World which is airing on CBS and personal management fees. Revenues for the year ended June 30, 1994 included $5,486,000 received from a made-for-television movie Against the Wall that was sold, $4,365,104 of distribution fees from completed projects and personal management fees.

         Amortization of film costs in fiscal 1995 and 1994 was $3,768,728 and $4,316,300, respectively. Amortization of film costs in fiscal 1995 and 1994 included $729,000 and $1,000,000, respectively, related to revisions in estimates of amounts to be received in the future from certain completed projects. Costs related to revenues in fiscal 1994 consist of amounts expended on Against the Wall. Write-offs of projects in development were $335,233 and $233,903 for the years ended June 30, 1995 and 1994, respectively.

         General and administrative expenses decreased to $4,696,554 in fiscal 1995 from $5,621,365 in fiscal 1994 or a decrease of $924,811. This decrease was primarily attributable to the termination of certain unprofitable operations of DSL, and related compensation and other expenses as of February 27, 1995.

         The decrease in interest income was primarily due to reduced funds available for investment and lower interest rates. Interest and financing expense for fiscal 1995 includes interest on the Company's 7% subordinated notes, including $275,000 representing the market value of the shares of common stock that were issued to the noteholders upon the repayment of these notes.

         The provision for note receivable in fiscal 1995 relates to a loan made to the then President of DSL which was secured by stock options previously granted to this individual. Due to the market price of the Company's common stock being substantially below the exercise price of these options, the Company established an allowance for the entire amount of this note during fiscal 1995. Reduction in deferred participations represents the adjustment relating to the estimated amount payable based on certain revenues to be received from certain completed projects based on projections of these revenues.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had cash and cash equivalents, notes and accounts receivable aggregating $818,615. At such date, the Company also had notes payable, accounts payable and accrued expenses aggregating $1,033,136. After giving pro forma effect to the Company's September 1996 public offering of securities and application of certain of the net proceeds received therefrom, the Company's aggregate cash and cash equivalents, notes receivable and accounts receivable would have been approximately $6,548,000 and its total liabilities would have been approximately $129,000.

         In September 1996, the Company completed a public offering of its securities, selling 2,000,000 units at a price of $4.00 each. Net proceeds were approximately $6,635,000. Each unit consists of four shares of Common Stock (aggregate - 8,000,000) and two Redeemable Warrants (aggregate - 2,000,000). Each Redeemable Warrant is exercisable for one share of Common Stock at a price of $1.75 through September 2001 and is subject to redemption by the Company at a price of $.05 under certain circumstances commencing in September 1997. In connection with the offering, the Company granted the underwriter a 45 day option to purchase up to 300,000 additional units at a net price of $3.60 per unit.

         The Company's cash commitments for the year ending June 30, 1997 include minimum compensation to officers and key independent contractors of approximately $1,004,000 and base office rent of approximately $235,000 (aggregate - approximately $1,239,000. The Company also incurs other costs such as salaries, related benefits, professional fees and office and other expenses. For the year ended June 30, 1996, general and administrative expenses, which includes compensation and rent, aggregated $3,567,611. Dividends on the Company's Series A Preferred Stock aggregate $425,000 annually.

         The Company has no arrangements for external sources of liquidity such as bank lines of credit and has no commitments for capital expenditures.

         Although management currently anticipates that the Company will continue to incur losses from operations through at least the first and second quarters of the Company's current fiscal year, the Company believes that its present resources, the net proceeds received from its September 1996 public offering of securities and funds derived from its operations will be sufficient to meet its cash needs for the at least the next twelve months.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

         Name                                      Age              Position with Company
         ----                                      ---              ---------------------
Irwin Meyer                                        61               President, Chief Executive
                                                                    Officer, Chairman of the
                                                                    Board and Director


Arthur Bernstein                                   33               Senior Vice President and Director

Lenore Nelson                                      46               Vice President - Finance and Chief Financial Officer

William Melamed, Jr.                               39               Senior Vice President -
                                                                    TPEG Management, Inc.

Rhoda Bloom                                        43               Vice President -
                                                                    Development

Michael D. Dempsey                                 53               Director

Michael I. Levy                                    55               Director

Ben Lichtenberg                                    41               Director


         Directors are elected to an annual term that expires at the Company's annual meeting of stockholders. There are no family relationships between any of the officers, directors and key independent contractors of the Company.

Officers and Directors

         IRWIN MEYER has served as a director of the Company since its inception, President and Chief Executive Officer since February 1995 and Chairman of the Board since April 1996. In February 1990, Mr. Meyer became Co-Chairman of the Board of the Company and, in January 1991, became Chairman of the Board of the Company, a position he held until June 1992. From May 1988 to July 1994, Mr. Meyer was a director of Ventura Entertainment Group Ltd., the former parent of the Company, ("Ventura") and, from May 1988 to December 1990, he was President of Ventura. Mr. Meyer was an Executive Producer of five of the Company's made-for-television movies and the television series, Hollywood Babylon. He was also executive producer of the made-for-television movie Against the Wall which was produced by the Company for Home Box Office. Mr. Meyer was nominated for the Producer of the Year by the Producers Guild of America for being the executive producer of this movie. In 1977, he co-produced the musical Annie for which he received the Antoinette Perry ("Tony") Award, the New York Drama Critics Circle Award, the Drama Desk Award, the Outer Critics Circle Award and the Cue Magazine Golden Apple Award. Mr. Meyer is a member of the Academy of Motion Picture Arts and Sciences and the Academy of Television Arts and Sciences. He received a B. S. degree from New York University.

         ARTHUR BERNSTEIN has served as a director of the Company since March 1995, served as Vice President - Business and Legal Affairs of the Company from September 1991 to June 1992, and then as Senior Vice President since June 1992. From July 1989 to August 1991, Mr. Bernstein was Director of Legal and Business Affairs for New World Entertainment Ltd. Previously, he was Assistant General Counsel of Four Star International, Inc. Mr. Bernstein received a Bachelor of Science degree in finance and marketing from Philadelphia College of Textiles and Sciences and a Juris Doctorate degree from Temple University.

         LENORE NELSON has served as the Company's Vice President - Finance and Chief Financial Officer since July 1996. From 1994 until July 1996, she served as Executive Vice President and Chief Financial Officer of The Kushner-Locke Company, a publicly-traded diversified entertainment company. From 1990 to 1994, she served as a Senior Vice President of the Entertainment Industries Group of Imperial Bank, a publicly traded bank. Prior thereto she was employed as a Vice President of the Entertainment Industries Group of the Bank of California, a subsidiary of Mitsubishi Bank of Japan, and held various financial and other positions with companies in the entertainment industry. Ms. Nelson received a Bachelor of Science degree in film broadcasting from Boston University and a Masters degree in business management from California State University - Northridge.

         WILLIAM MELAMED, JR. has served as Senior Vice President of TPEG Management, Inc., a wholly-owned subsidiary of the Company, since April 1994. From July 1992 to April 1994, he served as Vice President of this company. In 1987, Mr. Melamed formed Bill Melamed Management, which managed the careers of actors and writers. Mr. Melamed received a Bachelor of Science degree in Speech from Northwestern University.

         RHODA BLOOM has served as Vice President - Development of the Company since June 1995. From 1990 to 1995, Ms. Bloom was Vice President - Development of the Larry Thompson Organization. Ms. Bloom received a B.A. degree in Film from Wesleyan University and a M.A. degree in Film Production from the University of Southern California.

         MICHAEL D. DEMPSEY has served as a director of the Company since May 1996. Mr. Dempsey is a senior partner of the law firm of Dempsey & Johnson, P.C., Los Angeles, California. Prior to his founding such firm, he was a partner at various other law firms including Lillick, McHose & Charles (now merged into Pilsbury, Madison & Sutro): Finley, Kumble, Wagner, Heine, Underberg, Manley, Meyerson & Casey; Meyerson & Casey; Meyerson & Kuhn; and Shea & Gould. Mr. Dempsey has been a practicing attorney for over 25 years. He graduated magna cum laude from San Fernando Valley State College (now California State University - Northridge) and holds a Juris Doctor degree from the University of California Los Angeles School of Law.

         MICHAEL I. LEVY has served as a director of the Company since February 1995. Mr. Levy began his career as a theatrical agent in 1964. He represented numerous actors (Angelica Houston, Debra Winger, Sophia Loren, Peter O'Toole) and directors (Milos Forman, Sidney Sheldon, Billy Wilder and Ingmar Bergman) and has been responsible for packaging numerous major motion pictures and television series. Mr. Levy left the agency business in 1981 to become President and Chief Executive Officer of the CBS Theatrical Film Group, a division of CBS Entertainment. In 1984, Mr. Levy formed his own production company, Michael I. Levy Enterprises. Mr. Levy has produced a number of theatrical feature films including Francis Ford Coppola's Gardens of Stone (Tri-Star), Masquerade (MGM), Prelude to a Kiss (Twentieth Century Fox) and Eye for an Eye (Paramount). Since 1993, Mr. Levy has also provided personal management services to actors, writers and directors.

         BEN LICHTENBERG has served as a director of the Company since May 1996. Mr. Lichtenberg is currently a Managing Director of First Colonial Securities Group, an investment banking and brokerage firm headquartered in New Jersey. Prior to joining First Colonial in 1992, Mr. Lichtenberg served in similar capacities with other investment firms, including Butcher & Singer and Bryn Mawr Investment Group. Prior thereto, he was employed as a certified public accountant. Mr. Lichtenberg is a graduate of the Wharton School of the University of Pennsylvania.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the two fiscal years ended June 30, 1995 and June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except that Messrs. Lightstone and Weber did not file on a timely basis one Form 3 upon becoming officers and directors of the Company and Mr. Bernstein did not timely file two Form 4 reports during the year ended June 30, 1995.

ITEM 10.         EXECUTIVE COMPENSATION.

                    SUMMARY COMPENSATION TABLE
                                                          Long Term
                                                        Compensation
                Annual Compensation                        Awards
- -----------------------------------------------         ------------
   (a)              (b)      (c)       (d)     (e)         (g)
Name and            Fiscal                               Options/
Principal           Year    Salary    Bonus   Other        SARs
Position           Ended      $         $       $            #
- --------           -----   ------     -----   -----       -------
Irwin Meyer,        1996    312,000    -0-    68,016(2)       (6)
 President and                                18,000(4)
 Chief Executive    1995    281,000    -0-    13,500(3)       -0-
 Officer (1)                                  18,000(4)
                                              17,250(5)
                    1994    260,000    -0-    15,113(3)       -0-
                                              70,000(5)
                                              18,000(4)
Arthur Bernstein,   1996    109,040    -0-     9,000(4)       -0-
 Senior Vice        1995     96,587   12,000   6,625(4)      25,000
  President         1994    101,058    -0-     6,000(4)       -0-

William Melamed,    1996    325,007(7) -0-    12,000(4)      12,500
 Jr., Senior Vice   1995    129,878    -0-     8,000(4)       -0-
 President, TPEG    1994    153,818    -0-       -0-          -0-
 Management, Inc.

 ___________________________
(1) Includes amounts paid to AliPat Productions Ltd.("AliPat") and Mountaingate Productions LLC ("Mountaingate") which provided or currently provide the Company with the services of Mr. Meyer and others. Also includes amounts paid to Mr. Meyer directly in his capacity as President and Chief Executive Officer of the Company.

(2)      Forgiveness of note receivable due from AliPat.

(3)      Participations in producer fees and net profits on projects produced.

(4)      Automobile allowance.

(5)      Advance against future compensation.

(6) The Company has granted options to purchase 75,000 shares of Common Stock at $2.00 per share to each of Alison and Patricia Meyer who are sisters and the adult children of Mr. Meyer. Mr. Meyer disclaims beneficial ownership of the stock options and the underlying shares of Common Stock held by Alison Meyer and Patricia Meyer. The Company has sold 500,000 shares of Common Stock to Mountaingate in exchange for promissory notes. See

         "Stock Sales" below. Alison Meyer and Patricia Meyer are the sole members of Mountaingate. Mr. Meyer disclaims beneficial ownership of the shares of Common Stock held by Mountaingate. The difference between the imputed interest rate and the stated interest rate on the notes receivable from Mountaingate may be deemed to be additional compensation to Mountaingate. During the year ended June 30, 1996, the Company entered into employment agreements with Mountaingate and Mr. Meyer. See "Long-Term Incentive Awards Table - Employment Agreements" below.

(7)      Includes commissions of $194,902.


                            OPTION/SAR GRANTS TABLE

             OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 1996


            Individual Grants
- ---------------------------------------

(a)                       (b)              (c)      (d)      (e)
                                           % of
                                           Total
                                           Options
                                           Granted
                                           in
                          Options          Fiscal  Exercise Expiration
Name                      Granted          Year    Price     Date
- -------                   -------          ----    -----     ----
Irwin Meyer (1)
William Melamed (2)        12,500            4      $1.12     3/01

_____________________________
(1) Alison Meyer and Patricia Meyer were each granted options to purchase 75,000 shares of common stock at an exercise price of $2.00 per share. These options represent 53% of the options granted during the year and expire in March 2001. Alison Meyer and Patricia Meyer are sisters, the adult children of Irwin Meyer and the sole members of Mountaingate. Mr. Meyer disclaims beneficial ownership of these options and the underlying shares of Common Stock held by Alison Meyer and Patricia Meyer. The above options were granted concurrently with the cancellation of a aggregate of 135,834 exercisable stock options with exercise prices ranging from $7.50 to $13.00 per share.

(2) Granted in connection with the cancellation of a aggregate of 6,875 exercisable stock options with exercise prices ranging from $9.74 to $13.00 per share.

                 OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

AGGREGATED OPTIONS/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 1996 AND FISCAL YEAR-END OPTION/SAR VALUE

(a)              (b)       (c)             (d)              (e)

                                        Number of         Value of
                                        Unexercised     In-the-Money
                                        Options/SARs      Options/SARs
                                        at FY-End (#)   at FY-End ($)
                 Shares    Value
Name             Acquired  Realized     Exercisable (E) Unexercisable (UE)
- ----             ------------------    -----------------------------------
Irwin
 Meyer (1)

Arthur           -0-       $-0-           25,000 (E)        $   -0-    (E)
 Bernstein

William
 Melamed         -0-       $-0-           12,500 (E)        $   -0-    (E)

____________________________
(1) Does not include 75,000 exercisable options held by each of Alison Meyer and Patricia Meyer, who are sisters, and the adult children of Irwin Meyer. Mr. Meyer disclaims beneficial ownership of the options and the underlying shares of Common Stock held by Alison Meyer and Patricia Meyer.


                        LONG-TERM INCENTIVE AWARDS TABLE

EMPLOYMENT AGREEMENTS

         The Company has entered into an agreements with Irwin Meyer, for his services as Chief Executive Officer of the Company, and with Mountaingate Productions LLC ("Mountaingate") for the services of Mr. Meyer and others as producers and/or executive producers and to perform other duties. Mountaingate is a California limited liability company of which Alison Meyer and Patricia Meyer, the adult children of Mr. Meyer are the sole members. The agreement with Mountaingate provides for annual compensation of $262,000 plus a $1,500 monthly automobile allowance. The agreement with Mr. Meyer provides for annual compensation of $50,000. Both of these agreements expire on June 30, 1998. The agreements are terminable by the Company in the event of Mr. Meyer's death or disability. In such event, the Company shall pay Mountaingate a guarantee fee of $262,000 for one year. The Company may also terminate these agreements "for cause" (as defined in these agreements). Mountaingate and Mr. Meyer may terminate their respective agreements in the event of a material breach thereof by the Company or for "good reason" (as defined in the agreements). In such event, the Company shall be obligated to pay all amounts due thereunder for the balance of their respective terms. In the event that the Company materially breaches either agreement after a "change in control" (as defined in these agreements), Mountaingate and Mr. Meyer, respectively, shall be entitled to a lump sum payment equal to three times their then current total annual compensation. These agreements replaced an agreement with AliPat Productions Ltd. ("AliPat") which provided the same services of Irwin Meyer and others. The agreement with AliPat was to expire on June 30, 1996 and provided for an annual base guarantee fee of $260,000 plus a $1,500 monthly automobile allowance. The Company also sold 500,000 shares of its Common Stock to Mountaingate in exchange for promissory notes. See "Item 12. Certain Relationships and Related Transactions".

         Mr. Bernstein is employed as Senior Vice President of the Company pursuant to an employment agreement, as amended, which expires on December 31, 1996. Mr. Bernstein's annual compensation is $105,000 plus a $750 monthly automobile allowance. In connection with the amendment of his employment agreement, Mr. Bernstein received a $12,000 bonus. The agreement is terminable by the Company in the event of Mr. Bernstein's death or disability. In such event, the Company is obligated to pay the aforesaid compensation for one year. The Company may also terminate the employment agreement "for cause" (as defined in this agreement). Mr. Bernstein may terminate this agreement in the event of a material breach by the Company or for "good reason" (as defined in this agreement). In such event, the Company will be obligated to pay him all amounts due thereunder for the balance of its term and all unvested stock options held by him shall vest. In the event of a "change in control" (as defined in this agreement) of the Company, all stock options issued to Mr. Bernstein shall vest and the Company shall, at Mr. Bernstein's option, purchase shares of Common Stock owned by him at the then market price and shall acquire all of his stock options for the difference between the exercise price of such options and the greater of the price at which the new controlling entity acquired its interest in the Company or the then market price of the Common Stock.

         Mr. Melamed is employed as Senior Vice President of TPEG Management, Inc. pursuant to an employment agreement, as amended, that expires on July 30, 1997 and provides for annual compensation of $250,000. Mr. Melamed is also entitled to receive a bonus equal to 65% of the gross commissions collected by TPEG Management, Inc. during the period from June 1, 1996 to June 30, 1997 in excess of $450,000.

Report on Repricing of Options

         In May 1996, all of the existing options to purchase an aggregate of 135,834 shares of Common Stock at prices ranging from $7.00 to $13.00 per share held by Alison Meyer and Patricia Meyer were cancelled and the Company granted options to purchase 75,000 shares of Common Stock at an exercise price of $2.00 per share to each of them. These granted options expire in March 2001. Alison Meyer and Patricia Meyer are sisters and the adult children of Mr. Meyer. Mr. Meyer disclaims beneficial interest in the stock options granted to Alison Meyer and Patricia Meyer and the underlying shares of Common Stock.

         In May 1996, all of the existing options to purchase an aggregate of 6,875 shares of Common Stock at prices of $9.75 and $13.00 per share held by Mr. Melamed were cancelled and the Company granted him options to purchase 12,500 shares of Common Stock at an exercise price of $1.12 per share to Mr. Melamed. These granted options expire in March 2001.

STOCK SALES

         In November 1995, the Company sold 500,000 shares of Common Stock to Mountaingate in exchange for $1,000,000 principal amount of promissory notes. Alison Meyer and Patricia Meyer, who are sisters, and the adult children of Mr. Meyer, are the sole members of Mountaingate. The principal amounts of the promissory notes received by the Company from Mountaingate are payable as follows: April 1, 1997 - $125,000; October 1, 1998 - $125,000; and October 1,
2000 - $750,000. Interest on these notes is computed at an annual rate of 7%, compounded semi-annually, and is payable with the principal of the notes. The notes are secured by the purchased shares with the personal liability of Mountaingate limited to 25% of the principal amount ($250,000) plus accrued interest thereon.

         A portion of the shares purchased by Mountaingate were subject to forfeiture and return to the Company (with a corresponding reduction in the related promissory note) in the event of, among other things, the termination of the employment of Mr. Meyer prior to the vesting date of such shares. Through June 30, 1996, 375,000 of the shares vested and the 125,000 share balance will vest on June 30, 1997.

         In November 1995, the Company also sold 25,000 shares of Common Stock to Mr. Charles Weber in exchange for $50,000 principal amount of promissory notes on the same terms as the sale of shares to Mountaingate. At the date of this transaction, Mr. Weber was an officer and director of the Company. In connection with Mr. Weber's subsequent resignation from the Company, the vesting and forfeiture provisions with respect to his shares were waived.

         In November 1995, the Company also sold 375,000 shares of Common Stock to Mr. Ronald Lightstone in exchange for $750,000 principal amount of promissory notes on the same terms as the sale of shares to Mountaingate. At the date of this transaction, Mr. Lightstone was an officer and director of the Company. See "Item 12. Legal Proceedings."

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         As of September 20, 1996, the Company had 11,399,652 shares of Common Stock outstanding, including 8,000,000 shares of Common Stock that were sold in its September 1996 public offering. The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of such date by:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each of the officers and directors of the Company; and (iii) all officers and directors of the Company as a group. Except as indicated, shares beneficially owned by the persons listed in the following table are issuable upon exercise of immediately exercisable stock options.

                                           AMOUNT AND
                                           NATURE OF          PERCENT OF
NAME AND ADDRESS                           BENEFICIAL         OUTSTANDING
OF BENEFICIAL OWNER (1)                    OWNERSHIP (2)      COMMON STOCK
- -----------------------                    -------------      ------------
Alison Meyer (3)                           650,000                  5.6%
Patricia Meyer (3)                         650,000                  5.6%
Mountaingate Productions LLP (3)           500,000                  4.4%
Arthur Bernstein                            18,750                   *
Michael D. Dempsey                           6,250                   *
Michael I. Levy                             18,750                   *
Ben Lichtenberg (4)                         30,091                   *

All officers and directors
   as a group (5 persons) (5)               73,841                   *

* Less than 1%.

_________________________________
(1) The address of Alison Meyer, Patricia Meyer and Mountaingate Productions LLC is 12610 Promontory Road, Los Angeles, California 90049. The address of Messrs. Bernstein and Levy is

         9150 Wilshire Boulevard, Beverly Hills, California 90212. The address of Mr. Dempsey is 1925 Century Park East, Suite 2350, Los Angeles, California 90067. The address of Mr. Lichtenberg is 401 N. Route 73, Marlton, New Jersey 08053.

(2) Beneficial owners of Common Stock possess sole voting and investment power with respect to the shares listed opposite their names.

(3) Includes options to purchase 75,000 shares of Common Stock held by each of Alison Meyer and Patricia Meyer by virtue of them being sisters. Also includes 500,000 shares of Common Stock owned by Mountaingate by virtue of Alison Meyer and Patricia Meyer being the sole members of Mountaingate.

(4) Consists of 303 shares of Common Stock and 6,250 shares of Common Stock issuable upon exercise of currently exercisable stock options and owned by First Colonial Securities Profit Sharing Plan FBO Ben Lichtenberg, 3,288 shares of Common Stock issuable upon conversion of the Company's Series A Preferred Stock and 20,250 shares of Common Stock issuable upon the exercise of underwriter's options held by Mr. Lichtenberg and conversion and exercise of the securities to be received upon such exercise.

(5) Does not include shares listed as being held by Alison Meyer, Patricia Meyer and Mountaingate as Irwin Meyer disclaims beneficial ownership of such options and shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the year ended June 30, 1994, the Company acquired DSL Productions, Inc. ("DSL") in exchange for 32,500 shares of its Common Stock. At the date of acquisition, DSL owed Mr. Joseph Cayre, one of its former shareholders, an aggregate of $2,687,000 of which an aggregate of $1,887,000 had been repaid by the Company. Mr. Cayre was also entitled to receive payments (up to an aggregate of $800,000) solely out of revenues, as defined, received by the Company from certain completed projects.

         The Company had guaranteed the repayment of a $270,000 loan due Mr. Cayre from Mr. Drew Levin, the former President of DSL. In December 1994, the Company loaned Mr. Levin $270,000 for the purpose of repaying this loan. The Company's loan to Mr. Levin was nonrecourse to him, bore interest at prime plus 1% and was due on December 31, 1997. This loan was secured by stock options previously granted to Mr. Levin which entitled him to purchase an aggregate of 100,000 shares of the Company's Common Stock at a price of $10.88 per share through December 31, 1997. Due to the market price of the Common Stock being substantially below the exercise price of these stock options, the Company established an allowance for the entire of amount of this note during the year ended June 30, 1995. Prior to its acquisition by the Company, DSL made loans to Mr. Levin in the aggregate amount of approximately $388,000 which bore interest at 4.5%.

         In February 1995, the Company and Mr. Levin entered into an agreement which, among other things, resulted in the termination of Mr. Levin's employment agreement and his resignation as an officer and director of the Company. In connection with this agreement, the Company transferred certain of its projects in development to a new corporation formed by Mr. Levin ("DEG") in exchange for a 19.9% interest in DEG. Mr. Levin owns the remaining 80.1% of DEG. The carrying amount of the projects transferred to DEG was approximately $174,000. The Company was entitled to receive 5% of the gross revenues, as defined, from DEG's exploitation of these transferred projects. The Company also agreed to transfer to DEG one of its projects that was in production at the time of this agreement in exchange for 5% of future gross revenues, as defined, from this project.

         On June 28, 1996, the Company effected a settlement of all disputes and pending litigation with Messrs. Levin and Cayre relating to the above transactions. In pertinent part, this settlement provided for the payment to the Company of $308,000, elimination of the note receivable from Mr. Levin, the transfer of one of the Company's projects with a carrying amount of $222,980 to DEG, and the release of the Company's obligation to pay Mr. Cayre payments received by the Company from certain completed projects. In connection with this settlement, the stock options held by Mr. Levin were cancelled and the Company sold its interest in DEG for $209,500.

         In January 1994, AliPat received a payment of $70,000 as an advance against compensation to be paid to AliPat in the future. This advance bore interest at 8%, was due on December 31, 1994 and was secured by stock options held by Alison Meyer and Patricia Meyer. The Company had the right to exercise these stock options, sell the underlying shares and apply the proceeds received in excess of the exercise price of the options to repayment of this advance and accrued interest thereon. During the year ended June 30, 1995, this advance was reduced by application of participations earned by AliPat in the amount of $13,500. The aggregate market value of the shares of Common Stock issuable upon the exercise of these stock options was substantially below the balance of this advance. During the year ended June 30, 1996, the Company forgave this advance and accrued interest thereon in the aggregate amount of $68,016. In connection with the amendment of Mr. Bernstein's employment agreement in fiscal 1995, he received a $12,000 bonus.

         In November 1995, the Company sold 500,000 shares of Common Stock to Mountaingate in exchange for $1,000,000 principal amount of promissory notes; 25,000 shares of Common Stock to Mr. Charles

Weber in exchange for $1,000,000 principal amount of promissory notes; and 375,000 shares of Common Stock to Mr. Ronald Lightstone in exchange for $750,000 principal amount of promissory notes. See "Item 10. Executive Compensation - Stock Sales" and "Item 3 - Legal Proceedings."

         During the year ended June 30, 1996, certain stock options were cancelled and new stock options were granted. See "Item 10. Executive Compensation - Report on Repricing of Options."

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - The following documents required by Item 601 of Regulation S-B are filed as exhibits or are incorporated by reference herein.

                 Exhibit
Number           Description
 3. 1            Restated Certificate of Incorporation of Registrant, dated
                 June 24, 1993 (8)
 3. 2            Certificate of Designation, as filed December 14, 1994 with the Secretary of State of the State of Delaware (8) 3.
 3. 3            Amendment to Certificate of Incorporation, filed June 3, 1996 with the Secretary of State of the State of Delaware (8)
 3. 4            By-Laws of Registrant (9)
 3. 5            Amendment No. 1 to By-Laws of Registrant (9)
10. 1            Stock Option Plan (1)
10. 1 (a)        Amendment to Stock Option Plan (3)
10. 2            Agreement dated as of January 1, 1991 between Registrant and
                 AliPat Productions Ltd. (2)
10. 2(a)         Production Services Agreement dated February 21, 1994 between
                 Registrant and AliPat Productions Ltd. (5)
10.13            Stock Acquisition Agreement dated May 19, 1994 among the
                 Registrant, Drew Levin and others (4)
10.14            Employment Agreement dated May 19, 1994 among Drew Levin, the
                 Registrant and DSL Productions, Inc. (4)
10.15            Form of Amendment dated June 2, 1994 to Employment Agreement dated May 19, 1994 among Drew Levin, the Registrant and DSL
                 Productions, Inc. (4)
10.16            Agreement of Restructuring and Settlement dated February 27,
                 1995 among Drew Levin, The Producers Entertainment Group Ltd.
                 and DSL Productions Inc. (5)
10.17            First Amended Agreement of Restructuring and Settlement dated
                 February 27, 1995 among Drew Levin, The Producers
                 Entertainment Group Ltd. and DSL Productions Inc. (6)
10.18            Consulting Agreement dated February 27, 1995 between The
                 Producers Entertainment Group Ltd. and Bibicoff & Associates,
                 Inc.  (5)
10.19            Letter Agreement dated as of March 10, 1995 between The
                 Producers Entertainment Group Ltd. and Jonathan Stanton
                 Company (6)

10.20 Production Agreement dated as of October 1, 1995 between The Producers Entertainment Group Ltd. and Mountaingate Productions LLC f/s/o/ Irwin Meyer (7)
10.21 Employment Agreement dated as of October 1, 1995 between The Producers Entertainment Group Ltd. and Irwin Meyer (7)
10.22 Employment Agreement dated as of January 1, 1996 between The Producers Entertainment Group Ltd. and Charles Weber (7)
10.23 Stock Purchase Agreement (including promissory note) dated as of November 14, 1995 between The Producers Entertainment Group Ltd. and Mountaingate Productions LLC (7)
10.24 Stock Purchase Agreement (including promissory note) dated as of November 14, 1995 between The Producers Entertainment Group Ltd. and Charles Weber (7)
22.              Subsidiaries of the Registrant (10)
27.              Financial Data Schedule (10)

________________________________
 (1) Incorporated by reference to the Company's Registration Statement on Form S-1. Registration Number 33-30925.

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

 (7) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1995.

 (8) Incorporated by reference to the Company's Form 8-K dated June 18, 1996.

 (9) Incorporated by reference to the Company's Registration Statement on Form S-1. Registration Number 33-42193.

(10)  Filed herewith.

         (b) Reports on Form 8-K

         Form 8-K dated June 16, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE PRODUCERS ENTERTAINMENT GROUP LTD.


Date: September 26, 1996               By /s/ Irwin Meyer
                                          ------------------------
                                          Irwin Meyer, President and
                                          Chief Executive Officer


Date: September 26, 1996               By /s/ Arthur Bernstein
                                          --------------------
                                          Arthur Bernstein (Principal
                                          Financial and Accounting Officer
                                          through August 14, 1996)


Date: September 26, 1996               By /s/ Lenore Nelson
                                          ------------------------
                                          Lenore Nelson, (Principal
                                          Financial and Accounting
                                          Officer from August 15, 1996)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title            Date
- ---------                           -----            ----


/s/ Irwin Meyer                     Director         September 26, 1996
- -------------------
Irwin Meyer


/s/ Arthur Bernstein                Director         September 26, 1996
- -----------------------
Arthur Bernstein


                                    Director
- --------------------
Michael D. Dempsey



/s/ Michael I. Levy                 Director         September 26, 1996
- --------------------
Michael I. Levy


                                    Director
- --------------------
Ben Lichtenberg

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1996

                         INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . F-2


Consolidated Balance Sheet - June 30, 1996  . . . . . . . . . . . . . . . F-3


Consolidated Statements of Operations -
          Years Ended June 30, 1995 and 1996  . . . . . . . . . . . . . . F-4


Consolidated Statements of Shareholders' Equity -
         Years Ended June 30, 1995 and 1996   . . . . . . . . . . . . . . F-5


Consolidated Statements of Cash Flows -
         Years Ended June 30, 1995 and 1996   . . . . . . . . . . . F-6 and F-7


Notes to Consolidated Financial Statements  . . . . . . . . .  F-8 through F-19

                                 [KELLOGG LOGO]



Board of Directors
The Producers Entertainment Group Ltd.
Beverly Hills, California



                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of The Producers Entertainment Group Ltd. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Producers Entertainment Group Ltd. and Subsidiaries as of June 30, 1996 and the results of its operations and its cash flows for the years ended June 30, 1995 and 1996, in conformity with generally accepted accounting principles.





KELLOGG & ANDELSON
ACCOUNTANCY CORPORATION
Sherman Oaks, California
August 6, 1996, except for Note 2
  as to which the date is September 16, 1996

                 THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEET

                                        JUNE 30, 1996

                                     ASSETS

                                                                                Actual              Pro Forma
                                                                             ------------          -----------
                                                                                                    (Note 2)
Cash and cash equivalents                                                    $    336,415          $  6,067,632
Accounts receivable, less allowance of $12,934                                    222,200               222,200
Note receivable                                                                   260,000               260,000
Receivables from related parties                                                   18,983                18,983
Film costs, net                                                                   772,777               772,777
Right to receive revenue                                                          291,241               291,241
Fixed assets, at cost, less accumulated
  depreciation and amortization of $167,967                                        50,242                50,242
Other assets                                                                      154,979                17,476
                                                                             ------------          ------------
          Total assets                                                       $  2,106,837          $  7,700,551
                                                                             ============          ============

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                $    600,000          $          -
Accounts payable and accrued expenses                                             433,136               129,353
                                                                             ------------          ------------
          Total liabilities                                                     1,033,136               129,353
                                                                             ------------          ------------
COMMITMENTS                                                                             -                     -
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value
    Authorized 20,000,000 shares
  Issued and outstanding 1,000,000 shares - Series A                                1,000                 1,000
  Common stock, $.001 par value
    Authorized - 50,000,000 shares
    Issued - 3,585,819 and 11,585,819 (pro forma)
    Outstanding - 3,305,210 and 11,305,210 (pro forma)                              3,586                11,586
  Additional paid-in capital                                                   16,114,017            22,741,017
  Accumulated deficit                                                         (13,182,710)          (13,320,213)
                                                                             ------------          ------------
                                                                                2,935,893             9,433,390
Treasury stock, 280,609 shares at cost                                         (1,010,192)           (1,010,192)
Notes receivable from related parties from sales
  of common stock, net of imputed interest discount                              (852,000)             (852,000)
                                                                             ------------          ------------
          Net shareholders' equity                                              1,073,701             7,571,198
                                                                             ------------          ------------
          Total liabilities and shareholders equity                          $  2,106,837          $  7,700,551
                                                                             ============          ============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1996

                                                                             1995                    1996
                                                                          -----------             -----------
Revenues                                                                  $ 5,290,745             $ 5,367,498
                                                                          -----------             -----------
Costs related to revenue:
   Amortization of film costs                                               3,768,728                 857,199
   Costs of projects sold                                                           -               2,579,277
                                                                          -----------             -----------
Total costs related to revenue                                              3,768,728               3,436,476
                                                                          -----------             -----------

Net revenues                                                                1,522,017               1,931,022

Write-off of projects in development                                          335,233                 103,404

General and administrative expenses                                         4,696,554               3,567,611
                                                                          -----------             -----------

      Operating (loss)                                                     (3,509,770)             (1,739,993)
                                                                          -----------             -----------

Other income (expense):
   Interest income                                                             63,166                  80,260
   Interest and financing expense                                            (303,908)                (22,920)
   Provision for note receivable                                             (270,000)                      -
   Settlement of lawsuits                                                           -                 303,003
   Forgiveness of receivable
      from related party                                                            -                 (68,016)
                                                                          -----------             -----------

      Total other income (expense)                                            (83,482)                292,327
                                                                          -----------             -----------

Net (loss)                                                                 (3,593,252)             (1,447,666)

Dividend requirement of
   Series A Preferred Stock                                                  (232,600)               (425,000)
                                                                          -----------             -----------

Net (loss) applicable to
   common shareholders                                                    $(3,825,852)            $(1,872,666)
                                                                          ===========             ===========

Net (loss) per common share                                               $     (1.52)            $      (.63)
                                                                          ===========             ===========

Weighted average number of common
   shares outstanding                                                       2,513,130               2,967,483
                                                                          ===========             ===========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1995 AND 1996





                            Series A
                         Preferred stock          Common stock          Additional                                        Net
                       -------------------    --------------------       Paid-in      Accumulated      Treasury      Shareholders'
                        Shares      Amount     Shares       Amount       Capital        Deficit          Stock          Equity
                       ---------    ------    ---------     ------     -----------    ------------    -----------    -------------
Balance at July 1,
 1994                          -    $    -    2,702,208     $2,702     $10,551,409    $ (8,141,792)   $(1,010,192)   $ 1,402,127
Sale of preferred
 stock and warrants
 in public offering    1,000,000     1,000            -                  4,175,467               -              -      4,176,467

Issuance of
 shares for interest           -         -       69,109         69         274,931               -              -        275,000

Exercise of stock
 options                       -         -       75,875         76         454,299               -              -        454,375

Dividend on preferred
 stock                         -         -            -          -        (126,350)              -              -       (126,350)
Net (loss)                     -         -            -          -               -      (3,593,252)             -     (3,593,252)
                       ---------    ------    ---------     ------     -----------    ------------    -----------    -----------
Balance at June 30,
 1995                  1,000,000     1,000    2,847,192      2,847      15,329,756     (11,735,044)    (1,010,192)     2,588,367

Issuance of common
 stock in payment
 of dividends on
 preferred stock               -         -      213,627        214            (214)              -              -              -
Sale of common stock
 to related parties
 for notes
 receivable                    -         -      525,000        525         784,475               -              -        785,000

Net (loss)                     -         -            -          -               -      (1,447,666)             -     (1,447,666)
                       ---------    ------    ---------     ------     -----------    ------------    -----------    -----------
Balance at June 30,
 1996                  1,000,000    $1,000    3,585,819     $3,586     $16,114,017    $(13,182,710)   $(1,010,192)     1,925,701
                       =========    ======    =========     ======     ===========    ============    ===========

Less notes receivable from related parties from sales of common stock, net of imputed interest discount                 (852,000)
                                                                                                                     -----------
                                                                                                                     $ 1,073,701
                                                                                                                     ===========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1996

                                                                                1995               1996
                                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                 $(3,593,252)       $(1,447,666)
  Adjustments to reconcile net (loss) to net
    cash (used in) operating activities:
      Amortization of film costs                                               3,768,728            857,199
      Depreciation                                                                34,688             33,364
      Write-off of projects in development                                       335,233            103,404
      (Gain) from settlement of lawsuits                                               -           (303,003)
      Cash received from settlement of lawsuits                                        -            517,500
      Forgiveness of receivable - related party                                        -             68,016
      Amortization of imputed interest discount                                        -            (67,000)
      Provision for notes receivable                                             270,000                  -
      Issuance of shares of common stock for interest                            275,000                  -
      Reduction in deferred participations                                      (427,260)                 -
      Changes in assets and liabilities:
         Decrease in accounts receivable                                         720,588            138,633
         Increase in notes receivable                                                  -           (260,000)
         Decrease (increase) in other assets                                      63,700           (129,281)
         (Decrease) increase in accounts payable
           and accrued expenses                                                 (524,095)            56,618
         (Decrease) in deferred revenue                                       (2,868,193)          (598,708)
                                                                             -----------        -----------
    Net cash (used in) operating activities                                   (1,944,863)        (1,030,924)
                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to film costs                                                     (1,771,890)           (87,479)
  Purchases of equipment                                                         (17,213)            (7,167)
  Decrease (increase) in receivables from related parties                        (43,409)            29,230
                                                                             -----------        -----------
  Net cash (used in) investing activities                                     (1,832,512)           (65,415)
                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of units in public offering                                             4,176,467                  -
  Proceeds from borrowings                                                             -            700,000
  Repayments of  borrowings                                                     (588,750)          (100,000)
  Proceeds from exercise of warrants and stock options                           454,375                  -
  Loan to former president of DSL                                               (270,000)                 -
  Payment of dividend on preferred stock                                        (126,350)                 -
                                                                             -----------        -----------
  Cash provided by financing activities                                        3,645,742            600,000
                                                                             -----------        -----------
  Net (decrease) in cash and cash equivalents                                   (131,633)          (496,339)
Cash and cash equivalents:
  Beginning of period                                                            964,387            832,754
                                                                             -----------        -----------
  End of period                                                              $   832,754        $   336,415
                                                                             ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR:
  Interest                                                                   $    39,000        $     1,700
                                                                             ===========        ===========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS





SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  As discussed in Note 3, as of February 27, 1995, the Company transferred certain projects in development with carrying amount of approximately $174,000 to a new corporation (DEG) in exchange for a 19.9% ownership interest in DEG which was subsequently sold.

  As discussed in Note 3, during the year ended June 30, 1996, the Company sold an aggregate of 525,000 shares of its common stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes.

  As discussed in Note 6, during the year ended June 30, 1996, the Company issued 213,627 shares of its common stock in payment of dividends on its Series A preferred stock.





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Organization and Operations

         The Producers Entertainment Group Ltd. (the Company) was incorporated under the laws of the State of Delaware on August 10, 1989. The Company is engaged in the acquisition, development, production and distribution of dramatic, comedy, documentary and instructional television series, made-for-television movies and theatrical motion
         pictures.   The Company is also engaged in personal management of the
         careers of performers and writers. Unless the context indicates otherwise, the term "Company" includes The Producers Entertainment Group Ltd. and all of its subsidiaries.


         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


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



NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         Costs Related to Projects Sold

         Costs related to projects sold consist of direct costs incurred in the production of projects that are subsequently sold to third parties. The Company does not retain any ownership interest in these projects and, accordingly, upon their sale, all incurred costs are charged to operations. Participations in future profits from projects that are sold are included in revenues when earned.

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

         Net (Loss) Per Common Share

         Net (loss) per common share has been computed after deducting (in 1995 and 1996) the dividend requirement of the Company's Series A Preferred Stock from net (loss) and is based on the weighted average number of common shares outstanding during the periods. The assumed conversion of the Series A Preferred Stock and the assumed exercise of outstanding stock purchase warrants and options have not been included because the effect would be anti-dilutive.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


         Reverse Stock Split

         In June 1996, the Company effected a one-for-four reverse split of the outstanding shares of common stock. This reverse stock split has been retroactively reflected for all periods reported on in the accompanying consolidated financial statements and notes.


         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant credit risks consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions or in high quality short-term investments such as insured certificates of deposit. At times, the cash in any one bank may exceed the FDIC insured limit of $100,000. With regard to receivables, the risk is relatively limited due to most customers being either domestic or foreign broadcasting networks or established domestic and foreign distributors.


         Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



NOTE 2-  SUBSEQUENT EVENT - PUBLIC OFFERING OF SECURITIES

         On September 16, 1996, the Company completed a public offering of its securities, selling 2,000,000 units at a price of $4.00 each. Net proceeds were approximately $6,635,000. Each unit consists of four shares of common stock (aggregate - 8,000,000) and two Redeemable Warrants (aggregate - 4,000,000). Each Redeemable Warrant is exercisable for one share of common stock at a price of $1.75 through September 2001 and is subject to redemption by the Company at a price of $.05 under certain circumstances commencing in September 1997. In connection with the offering, the Company granted the underwriter a 45 day option to purchase up to 300,000 additional units at a net price of $3.60 per unit.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2-  SUBSEQUENT EVENT - PUBLIC OFFERING OF SECURITIES - CONTINUED
         The following condensed consolidated pro forma balance sheet as of June 30, 1996 gives effect to this offering as if it had occurred on June 30, 1996 and also includes the utilization of certain of the proceeds received.

                                                               ASSETS

                                                              Actual          Adjustments            Pro Forma
                                                           ------------       -----------           ------------
               Cash                                        $    336,415       $6,635,000 (1)        $  6,067,632
                                                                                (603,783)(2)
                                                                                (300,000)(4)
               Notes, accounts and
                  related party receivables                     501,183                                  501,183
               Film costs                                       772,777                                  772,777
               Right to receive revenues                        291,241                                  291,241
               Fixed assets                                      50,242                                   50,242
               Other assets                                     154,979         (137,503)(3)              17,476
                                                           ------------                              -----------
                         Total Assets                      $  2,106,837                              $ 7,700,551
                                                           ============                              ===========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           ------------                              -----------
               Notes payable                               $    600,000       $ (600,000)(2)         $         -
               Accounts payable                                                   (3,783)(2)
                  and accrued expenses                          433,136         (300,000)(4)             129,353
                                                           ------------                              -----------
                         Total liabilities                    1,033,136                                  129,353
                                                           ------------                              -----------
               Shareholders' Equity:
                  Series A Preferred Stock                        1,000                                    1,000
                  Common stock                                    3,586            8,000 (1)              11,586
                  Additional paid-in capital                 16,114,017        6,627,000 (1)          22,741,017
                  Accumulated deficit                       (13,182,710)        (137,503)(3)         (13,320,213)
                  Treasury stock                             (1,010,192)                              (1,010,192)
                  Notes receivable from sales
                     of common stock                           (852,000)                                (852,000)
                                                           ------------                             ------------
                  Net shareholders' equity                    1,073,701                                7,571,198
                                                           ------------                             ------------
                         Total liabilities and
                           shareholders' equity            $  2,106,837                             $  7,700,551
                                                           ============                             ============

              (1)  Completion of offering and receipt of net proceeds therefrom.
              (2)  Payments of notes payable including accrued interest.
              (3)  Write off of deferred financing costs.
              (4)  Payment of accounts payable.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3-  RELATED PARTY TRANSACTIONS

         During the year ended June 30, 1994, the Company advanced $70,000 to a corporation that provided the Company with the services of its present Chief Executive Officer and others. This advance was to be repaid from future compensation payable to this corporation, bore interest at 8% per annum, was due on December 31, 1994 and was secured by certain stock options. The market price of the Company's common stock was substantially less then the exercise prices of these stock options. During the year ended June 30, 1995, this advance was reduced by application of $13,500 of participations earned by this corporation on certain of the Company's completed projects. During the year ended June 30, 1996, the agreement to provide such services was terminated and the outstanding balance of this advance, including accrued interest, in the aggregate amount of $68,016 was forgiven by the Company.

         During the year ended June 30, 1996, the Company entered into agreement to provide substantially similar services with a company of which the adult children of this Chief Executive Officer are the sole members ( the "Loan-Out Company"). This agreement provides for base compensation and other direct payments through June 30, 1998 in the annual amount of $280,000. The Company also entered into an employment agreement with its Chief Executive Officer which provides for annual compensation of $50,000 through June 30, 1998. During fiscal 1996, the Company borrowed $100,000 from the sole members of the Loan-Out Company. This borrowing was repaid from the proceeds of another borrowing (see Note 7).

         During the year ended June 30, 1996, the Company sold an aggregate of 525,000 shares of its common stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes. Of these shares, 500,000 were sold to the Loan-Out Company for $1,000,000 principal amount of promissory notes and 25,000 shares were sold to a then officer and director of the Company for $50,000 principal amount of promissory notes. The principal amounts of the promissory notes received by the Company are payable as follows: April 1, 1997- $131,250; October 1, 1998 - $131,250; and October 1, 2000 - $787,500.
         Interest on these notes is computed at an annual rate of 7%, compounded semi-annually and is payable with the principal of the notes. The notes are secured by the purchased shares with the personal liability of the purchaser limited to 25% of the principal amount (aggregate - $262,500) plus accrued interest thereon.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3-  RELATED PARTY TRANSACTIONS - CONTINUED

         The 500,000 shares purchased by the Loan-Out Company were subject to forfeiture and return to the Company (together with the related promissory note) in the event of, among other things, the termination of the employment of the Company's Chief Executive Officer. Through June 30, 1996, 375,000 of these shares vested and the 125,000 share balance will vest on June 30, 1997. Similar vesting and forfeiture provisions applicable to the 25,000 shares sold to the former officer were waived by the Company in connection with his subsequent resignation.

         These promissory notes have been recorded at their principal amount
         less an imputed interest discount of approximately $265,000.   This
         imputed interest discount is being amortized over the term of the notes to provide an effective interest rate of 12% per annum. During the year ended June 30, 1996, the Company recorded approximately $67,000 of interest income on these notes. The difference between the imputed interest rate and the stated interest rate of the notes may be deemed to be compensation to the purchasers of the shares.

         The Company also sold 375,000 shares of its common stock to one of its then officers and directors for $750,000 principal amount of promissory notes on the same terms as the above sales. These shares were subsequently forfeited and returned to the Company for cancellation and the related promissory notes were canceled (see Note
         11).

         During the year ended June 30, 1996, the stock options held by the sole members of the Loan-Out Company, which entitled them to purchase an aggregate of 135,834 shares of the Company's common stock at prices ranging from $7.50 to $13.00 per share, were canceled and options to purchase an aggregate of 150,000 shares of common stock at a price of $2.00 per share were granted. During the year ended June 30, 1996, stock options held by other related parties to purchase an aggregate of 193,542 shares of common stock at prices ranging from $6.00 to $13.00 per share were canceled and options to purchase an aggregate of 112,500 shares of common stock at prices of $1.12 and $2.00 per share were granted.

         During the year ended June 30, 1994, the Company acquired DSL Productions, Inc. and its affiliates ("DSL") in exchange for 32,500 shares of its previously unissued common stock. Prior to its acquisition by the Company, DSL had made unsecured loans to its President. These loans bore interest at 4.5% and aggregated (including accrued interest) approximately $402,000. The former owner of DSL had made advances to DSL prior to its acquisition by the Company. These advances aggregated $2,687,000 at the date of acquisition of DSL by the Company. A total of $1,887,000 of these advances were subsequently repaid. The $800,000 balance of these advances was payable out of revenues, as defined, received from certain completed projects.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3-  RELATED PARTY TRANSACTIONS - CONTINUED

         The Company had guaranteed the repayment of a $270,000 loan made by the then President of DSL due to one of the former shareholders of
         DSL.   During the year ended June 30, 1995, the Company loaned this individual $270,000 for the purpose of repaying this loan. This loan bore interest at prime plus 1%, was due on December 31, 1997 and was secured only by stock options previously granted to this individual which entitled him to purchase an aggregate of 100,000 shares of the Company's common stock through December 31, 1997 at a price of $10.88 per share. In 1995, due to the market price of the Company's common stock being substantially below the exercise price of such stock options, the Company established an allowance for the entire amount of this note.

         As of February 27, 1995, the Company entered into an agreement with the former President of DSL which resulted in the termination of the employment agreement with this individual. In connection with this agreement, the Company transferred approximately $174,000 of projects in development to a new corporation ("DEG") in exchange for a 19.9% ownership interest in DEG. The remaining 80.1% of DEG is owned by the former President of DSL. Subsequently, various claims and cross-complaints were filed by the Company, the former president of DSL and the former owner of DSL concerning the agreements, loans and payment terms.

         During the year ended June 30, 1996, the Company, the former President of DSL and the former owner of DSL settled all litigation between them. In pertinent part, this settlement provided for the payment to the Company of $308,000, elimination of the note receivable from the former President of DSL, the transfer of a completed project with a carrying amount of $222,980 to DEG and the release of the Company's obligation to pay the former owner of DSL a portion of future revenues from certain completed projects. In connection with this settlement, the Company reduced its accounts payable and accrued expenses by $255,455 representing the amounts previously recorded related to DSL and this litigation and also sold its investment in DEG for $209,500 in cash. The effect of this settlement has been reflected in the accompanying June 30, 1996 consolidated statement of operations as a separate item.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4  -        DISTRIBUTION RIGHTS

         During the year ended June 30, 1995, the Company transferred a completed television series with a net carrying amount of $291,241 in exchange for the right to receive a portion of the distribution revenue from the series. During the year ended June 30, 1996, the Company sold the domestic distribution rights to one of its fully amortized completed projects in exchange for a $260,000 principal amount promissory note. Required principal payments on this note are as follows: June 14, 1997 - $100,000; June 14, 1998 - $100,000; and
         June 14, 1999 - $60,000. Interest is computed at the annual rate of 12% and is payable with each principal payment. The note is secured by the distribution rights sold and requires mandatory repayments, both as to principal and interest, in an amount equal to 85% of the distribution revenues received from this series.



NOTE 5 - FILM COSTS

              Film costs consists of the following:

                    Completed projects                                             $3,754,151

                    Less:  accumulated amortization                                 3,105,300
                                                                                   ----------

                    Released, net of amortization                                     648,851

                    Productions in progress                                                 -

                    Projects in development                                           123,926
                                                                                   ----------

                                                                                   $  772,777
                                                                                   ==========

         During the year ended June 30, 1996, completed projects with a cost of $6,698,227 were fully amortized and their cost and related amortization were removed from the accounts. During the year ended June 30, 1996, the carrying amount of certain completed projects were reduced by $235,662 representing the amount previously recorded as accounts payable and accrued expenses for additional expenditures relating to these projects that were not incurred.

         Write-offs of projects in development for the years ended June 30, 1995 and 1996 aggregated $335,233 and $103,404, respectively. Based on management's present estimate of future revenues at June 30, 1996, substantially all of the unamortized costs of completed projects will be amortized by June 30, 1999.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - BRIDGE FINANCINGS AND PUBLIC OFFERINGS

         In October 1994, the Company completed a bridge financing consisting of subordinated notes in the aggregate principal amount of $1,100,000. These notes bore interest at 7% per annum and were repaid from the proceeds of the Company's December 1994 public offering. In accordance with the terms of these notes, upon their repayment the note-holders were issued shares of the Company's common stock with a market value equal to 25% of the principal amount of the notes ($275,000). This amount has been included in the accompanying 1995 consolidated financial statements as a charge to interest and financing expense with a corresponding increase to common stock and additional paid-in capital.

         In December 1994, the Company completed a public offering of its securities, selling 1,000,000 units at a price of $5.00 per unit for net proceeds of $4,176,467. Each unit consisted of one share of nonvoting Series A 8.5% Convertible Preferred Stock (Series A Stock) and one Class B Warrant. In connection with this offering, the underwriter received a five-year option to purchase 100,000 units at a price of $7.00 per unit. Each share of Series A Stock has a liquidating preference of $5.00 (aggregate - $5,000,000), is convertible into 1.25 shares of common stock (aggregate - 1,250,000 shares) at any time and is entitled to cumulative quarterly dividends at the annual rate of $.425 (aggregate - $425,000) and may, at the Company's option, be paid either in cash or in shares of the Company's common stock valued at the then market price. During the year ended June 30, 1995, the first dividend on the Series A Stock ($126,350) was paid in cash and was recorded as a charge to additional paid-in capital. Subsequent dividends on the Series A Stock were paid by the Company issuing 213,627 shares of common stock in fiscal 1996 and 94,442 shares of common stock subsequent to June 30, 1996. In connection with the September 1996 offering (see Note 2), the Company has agreed that it will not pay dividends on the Series A Stock in shares of Common stock without the consent of the underwriter through March 1998. Each Class B Warrant is exercisable for .25 of a share of common stock at a price of $8.00 per share through December 1997. The Company may redeem the Class B Warrants at a price of $.01 each if the defined market price of the Company's common stock is at least $10.40 per share.

         In June 1996, the Company issued $500,000 principal amount of 10% promissory notes ("Bridge Notes") together with 500,000 warrants ("Bridge Warrants") for gross proceeds of $500,000. In connection with this transaction, the Company incurred expenses of $137,503 which were recorded as deferred financing costs (included in other assets) and were charged to operations over the term of the Bridge Notes. The Bridge Notes bore interest at the rate of 10% per annum and were repaid from the proceeds of the Company's September 1996 offering of securities. In connection with this offering, the Bridge Warrants were converted to redeemable warrants having terms identical to those sold by the Company in such public offering.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - NOTES PAYABLE

         Notes payable at June 30, 1996 consist of:

         Note payable bearing interest at 10% per annum, originally due July
         31, 1996, secured by revenues to be derived from a currently airing
         television series.                                                          $100,000

         Bridge notes (see Note 6)                                                    500,000
                                                                                     --------
                                                                                     $600,000


         In September 1996, all of these notes were repaid in full from the proceeds of the Company's offering of securities.

NOTE 8 - STOCK OPTIONS AND WARRANTS

         The Company's stock option plan authorizes the granting of stock options to officers and key employees to purchase an aggregate of 250,000 shares of common stock. No options may be granted after August 1999. The Company may also grant other stock options outside its stock option plan. As of June 30, 1995, an aggregate of 781,500 stock options had been granted at prices ranging from $2.00 to $13.00 per share. During the year ended June 30, 1996, an aggregate of 131,208 stock options expired, 329,376 were cancelled and replaced by 262,500 stock options at prices of $1.12 and $2.00 per share (see Note
         3) and 18,750 stock options were granted at $2.00 per share. As of June 30, 1996, there were approximately 626,916 stock options outstanding at exercise prices ranging from $1.12 to $13.00 per share. As of June 30, 1996, all of these outstanding options were exercisable. During the years ended June 30, 1995 and 1994, stock options were exercised for aggregate proceeds of $454,375 and $1,323,718, respectively. No stock options were exercised during the year ended June 30, 1996. In addition, in August 1996, the Company granted options to purchase 50,000 shares of Common Stock to its newly hired Chief Financial Officer. One-half of such options vested on the date of grant and one-half vest one year from the date of grant and all such options have an exercise price of $1.12, the fair market value of a share of Common Stock on the date of grant.

         In addition to the Redeemable Warrants sold in the Company's September 1996 offering of securities (see Note 2) and the Bridge Warrants (see
         Note 6), the Company has warrants outstanding to purchase an aggregate of 331,916 shares of common stock at prices ranging from $7.70 to $14.40 per share. In connection with its December 1994 public offering (see Note 5) the Company issued warrants to the underwriter to purchase 100,000 units consisting of an aggregate of 100,000 shares of Series A Stock and 25,000 Class B Warrants at a price of $7.00 per unit.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - EMPLOYMENT AGREEMENTS

         The Company has entered into agreements for the services of certain of its officers and others. These agreements expire through June 30, 1999 and provide for approximate aggregate base payments as follows for the years ending June 30: 1997 - $1,004,000; 1998 - $410,000 and
         1999 - $80,000. Certain of these agreements provide for payments by the Company in the event of death, disability, termination or a change in control of the Company.


NOTE 10 - INCOME TAXES

         The Company files its income tax returns using an October 31 year-end. At June 30, 1996 the Company has net operating loss carryforwards which, if not used, will expire as follows:

                          Tax Year End
                           October 31,                                     Federal              California
                         --------------                                  -----------            -----------

                              1997                                       $         0            $   377,569
                              1998                                                 0                435,994
                              1999                                                 0              1,690,608
                              2000                                                 0              1,759,834
                              2001                                                 0              1,533,133
                              2005                                           755,137                      0
                              2006                                           871,987                      0
                              2008                                         3,381,216                      0
                              2009                                         3,519,668                      0
                              2010                                         3,066,267                      0
                                                                         -----------            -----------

                              Net operating loss carryforward            $11,594,275            $ 5,797,138
                                                                         ===========            ===========



               Deferred tax assets                                                              $ 4,449,300
               Less valuation allowance                                                          (4,449,300)
                                                                                                -----------

                                                                                                $         0
                                                                                                ===========

               Utilization of the net operating loss carryforwards in any one year may be limited by, among other things, alternative minimum tax rules and restrictions caused by changes in the Company's stock ownership.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - COMMITMENTS AND CONTINGENCIES


         The Company's office lease provides for a minimum annual base rental and payment of certain defined operating expenses. The lease expires September 30, 1997 and the minimum rent payable for the years ending June 30 are as follows: 1997 - $228,780 and 1998 - $57,195. Rent expense for the years ended June 30, 1995 and 1996 was $197,011 and $149,607, respectively.

         The Company is a party to various agreements relating to its properties that provide for payments to others upon sale, production and/or distribution of the property. Other agreements provide for participation by others in the net revenues and/or profits from completed projects.

         As of November 14, 1995, the Company sold 375,000 shares of it common stock to one of its then officers and directors for $750,000 principal amount of promissory notes (see Note 3). The Company also executed a purported employment agreement (which was not approved or ratified by the Company's Board of Directors) with this officer and director which provided for, among other things, annual compensation of $262,000 through June 30, 1998. In December 1995, the Company terminated the employment of this individual and the related purported employment agreement. As a result of such termination, the shares of common stock sold to this individual and the related notes received by the Company for such shares were forfeited to the Company and cancelled. The Company subsequently filed a legal action against this individual claiming, among other things, breach of fiduciary duty and return of amounts previously paid. This individual has filed a cross-complaint against the Company and its Chief Executive Officer claiming, among other things, that his employment with the Company was improperly terminated and his employment and stock purchase agreements were improperly cancelled. This cross-complaint seeks substantial damages. The Company believes that the ultimate outcome of these actions will not have a material adverse effect on its consolidated financial statements.

         In the normal course of its business, the Company is subject to various lawsuits and claims. The Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its consolidated financial statements.