Form 10QSB
period 1996-09-30
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1996-11-19
CIK 854937

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934.

                              -------------------

      For Quarter Ended September 30, 1996  Commission file number 0-18410
                        ------------------                         -------

                    THE PRODUCERS ENTERTAINMENT GROUP LTD.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                                95-4233050
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     9150 Wilshire Blvd., Suite 205, Beverly Hills, CA                90212
-------------------------------------------------------------------------------
           (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code (310) 285-0400
                                                          --------------

                                Not applicable
                                --------------
   (Former name, former address and former fiscal year, if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

               YES   X                          NO
                   -----                           -----


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



   COMMON STOCK , $.001 PAR VALUE--  12,632,152 SHARES AS OF NOVEMBER 8, 1996
   --------------------------------------------------------------------------

Part 1. Financial Information
Item 1. Financial Statements

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30, 1996    JUNE 30, 1996
                                                       (UNAUDITED)           (NOTE)
                          ASSETS
Cash and cash equivalents                            $  6,353,568       $    336,415
Accounts receivable, net trade                            358,690            222,200
Receivable from related parties                            28,223             18,983
Notes receivable, trade                                   270,464            260,000
Right to receive revenue                                  291,241            291,241
Film costs, net                                           725,211            772,777
Fixed assets, net                                          69,138             50,242
Other assets                                              141,944            154,979
                                                     ------------       ------------
TOTAL ASSETS                                         $  8,238,479       $  2,106,837
                                                     ------------       ------------

             LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                        $        ---       $    600,000
Accounts payable and accrued expenses                     221,381            433,136
                                                     ------------       ------------
  Total liabilities                                  $    221,381       $  1,033,136

Shareholders' equity:
  Preferred Stock, $.001 par value.
  Authorized 10,000,000 shares;
  Issued and outstanding 1,000,000 shares - Series A        1,000              1,000
Common Stock, $.001 par value.
  Authorized 50,000,000 shares;
  issued 12,912,761 and 3,585,819;
  outstanding 12,632,152 and 3,305,210 shares              12,913              3,586
Additional paid-in capital                             23,772,461         16,114,017
Accumulated deficit                                   (13,883,084)       (13,182,710)
                                                     ------------       ------------
                                                        9,903,290          2,935,893
Treasury stock 280,609 shares, at cost                 (1,010,192)        (1,010,192)
Notes receivable from related parties from
  sales of Common Stock, net of imputed
  interest discount                                      (876,000)          (852,000)
                                                     ------------       ------------
Net shareholders' equity                             $  8,017,098       $  1,073,701
                                                     ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  8,238,479       $  2,106,837
                                                     ------------       ------------


Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------
                                                         1996           1995

Revenues                                               $ 316,859     $1,073,401

Film amortization                                         63,000        634,000
                                                       ---------     ----------

  Net Revenues                                           253,859        439,401

General and administrative expenses                      838,163        813,322
                                                       ---------     ----------

  Operating (loss)                                      (584,304)      (373,921)


Other income (expenses):

Interest income                                           40,905          7,607

Interest and financing expense                          (156,975)           ---
                                                       ---------     ----------

  Net other income (expense)                            (116,070)         7,607
                                                       ---------     ----------

Net (loss)                                              (700,374)      (366,314)
                                                       ---------     ----------

Dividend requirement on Series A Preferred Stock        (106,250)      (106,250)

Net (loss) applicable to common
 shareholders                                          $(806,624)    $ (472,564)
                                                       ----------    -----------

Net (loss) per share                                       ($.13)         ($.18)

Average common shares outstanding                      6,329,182      2,585,916
                                                       ---------     ----------

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                                               ADDITIONAL
                                           PREFERRED     COMMON      STOCK      PAID-IN       ACCUMULATED
                                             STOCK       SHARES     AMOUNT      CAPITAL         DEFICIT           NET
                                           ------------------------------------------------------------------------------
Balance,
June 30, 1996                                 $1,000    3,585,819   $ 3,586   $16,114,017    ($13,182,710)    $ 2,935,893

Issuance of common
shares in payment of
dividends on Series A
Preferred Stock                                            94,442        94           (94)

Issuance of common
shares to Cypress in
connection with legal
settlement                                                 32,500        33        36,530                          36,563

Deferred compensation
of stock option granted
under FASB 123                                                                     31,200                          31,200

Sale of Units in Public
Offering                                                9,200,000     9,200     7,927,640                       7,936,840


Offering issuance costs
incurred by the Company                                                          (336,832)                       (336,832)

Net (loss)                                                                                        (700,374)      (700,374)

                                           ------------------------------------------------------------------------------
Balance,
September 30, 1996                            $1,000   12,912,761   $12,913   $23,772,461     ($13,883,084)   $ 9,903,290

Less:
Treasury stock                                                                                                 (1,010,192)

Notes receivable from
related parties for sales
of Common Stock, net
imputed interest discount                                                                                        (876,000)
                                                                                                              -----------
                                                                                NET SHAREHOLDERS' EQUITY      $ 8,017,098


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                           ---------------------------------
                                                             1996                     1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                     $  (700,374)    $(366,314)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
    Depreciation                                                       5,428         7,645
    Amortization of film costs                                        63,000       634,000
    Amortization of deferred compensation expense                      3,900           ---
    Amortization of imputed interest (discount)                      (24,000)          ---
    (Accrued) interest income                                        (24,631)          ---
    Provision for accounts receivable                                  4,890           ---
    Issuance of shares of Common Stock to
        Cypress in legal settlement                                   36,563           ---
    (Decrease) in deferred profit participations                         ---       (69,790)
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                      (141,380)      136,384
    Decrease (increase) in other assets                              (68,834)        3,747
    (Decrease) in accounts payable
        and accrued expenses                                        (211,755)     (217,772)
    (Decrease) in deferred revenues                                      ---      (598,708)
                                                                 -----------     ---------
Net cash (used in) operating activities                           (1,057,193)     (470,808)
                                                                 -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Additions) to film costs, net                                     (15,434)      (84,308)
  Capital (expenditures) on equipment                                (24,324)          ---
  (Increase) decrease in receivables from related parties             (9,240)       16,346
                                                                 -----------     ---------
Net cash (used in) investing activities                              (48,998)      (67,962)
                                                                 -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of 2,300,000 Units in public offering                       7,936,840           ---
  Capitalized (cost) of public offering                             (336,832)          ---
  Decrease in deferred financing costs                               137,503           ---
  Interest (paid) on Bridge Notes                                    (14,167)          ---
  Proceeds from borrowings                                           275,000           ---
  (Repayment) of borrowings                                         (875,000)          ---
                                                                 -----------     ---------
Net cash provided by financing activities                          7,123,344           ---
                                                                 -----------     ---------

Net increase (decrease) in cash                                    6,017,153      (538,770)
Cash and cash equivalents at beginning of period                     336,415       832,754
                                                                 -----------     ---------
Cash and cash equivalents at end of period.                      $ 6,353,568     $ 293,984
                                                                 -----------     ---------

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


          As disclosed in note (2), during the three months ended September 30, 1996, the Company issued 32,500 shares of Common Stock to Cypress Entertainment LP in connection with the settlement of certain litigation.

          As disclosed in note (5), during the three months ended September 30, 1996, the Company issued 94,442 shares of Common Stock as payment in kind of dividends due on the Series A Preferred Stock for the quarter ended June 30, 1996.

          As disclosed in note (7), during the three months ended September 30, 1996, the Company adopted FASB 123 and recorded $31,200 of deferred compensation expense for vested stock options granted.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                              September 30, 1996


(1)  Basis of Presentation
     ---------------------

          In June 1996, the Company effected a one-for-four reverse split of the outstanding shares of Common Stock. This reverse stock split has been retroactively reflected for all periods reported in the accompanying condensed consolidated financial statements and notes.

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

(2)  Settlement of Litigation
     ------------------------

          During the three months ended September 30, 1996, the Company settled certain litigation relating to DSL Entertainment JV (described in the June 30, 1996 Form 10-KSB) by paying $50,000 in cash and issuing 32,500 shares of the Company's Common Stock valued at $1.125 per share to Cypress Entertainment LP.

          On November 4, 1996, the Company settled its litigation with a former officer and Director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that requires the Company to make aggregate payments of $575,000 within the next year in exchange for an agreement by this individual not to compete with the Company.

(3)  Employment Agreement
     --------------------

          During the three months ended September 30, 1996, the Company entered into an agreement to extend an existing employment agreement with its Senior Vice President and Secretary. This agreement now expires on June 30, 1998, and provides for payments by the Company of $172,000 for the period from October 1, 1996 through June 30, 1997, and $187,000 from July 1, 1997 through June 30, 1998.

(4)  Public Offering of Common Stock and Warrants
     --------------------------------------------

          The Company issued a total of 2,300,000 Units consisting of 9,200,000 shares of its Common Stock and 4,600,000 Redeemable Warrants to purchase Common Stock (at an exercise price of $1.75 per share), each Unit comprised of four shares of Common Stock and two Redeemable Warrants, pursuant to a public offering which commenced on September 12, 1996. The total number of shares of Common Stock and Redeemable Warrants issued pursuant to the public offering included 300,000 Units (comprised of 1,200,000 shares of Common Stock and 600,000 Redeemable Warrants) which were issued by the Company pursuant to exercise by the Underwriter of its over-allotment option on September 26, 1996, which was consummated on October 2, 1996.

          Each of the Units was priced at $4.00. The net proceeds derived by the Company from the public offering of 2,300,000 Units described above equaled $7,574,987 representing gross proceeds of $9,200,000 from the sale of such Units less (a) the Underwriter's discount of $920,000 less (b) the Underwriter's
----                                            ----
reimbursable costs and other fees associated with the offering of $368,181. The Company's other aggregate costs associated with the offering were $336,832.

(5)  Dividend on Series A Preferred Stock
     ------------------------------------

          During the three months ended September 30, 1996, the Company issued a total of 94,442 shares of Common Stock as payment in kind for the $106,250 dividend required to be paid on the Series A Preferred Stock for the quarter ended June 30, 1996.

(6)  (Loss) Per Share
     ----------------

          (Loss) per share has been computed after deducting the $106,250 dividend requirement of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period after giving effect to the shares of Common Stock sold in the public offering described in note (4).

(7)  Stock Options and Warrants
     --------------------------

          The Company has adopted FASB 123 "Accounting for Stock Based Compensation" which, among other things, provides for the recognition of compensation expense related to the granting of stock options. On August 15, 1996, the Company granted options to purchase 50,000 shares of Common Stock to its Chief Financial Officer at the exercise price of $1.12 per share which equaled the fair market value of the Common Stock on the date of their grant. One-half of such options vested on the date of grant and the other half vest one year from the date of grant subject to certain conditions. Using the Black-Scholes pricing model to evaluate the fair market value of the options, under FASB 123 the Company recorded a $31,200 deferred compensation expense on vested options for fiscal 1996 and may record a $10,400 option expense for fiscal 1997. Accordingly, the compensation expense for the three month period ended on September 30, 1996 was approximately $3,900 on a monthly amortization basis. There were a total of 676,916 options outstanding as of September 30, 1996 at exercise prices ranging from $1.12 to $13.00 per share of Common Stock.

          In addition to the 4,600,000 Redeemable Warrants exercisable at $1.75 per share of Common Stock issued in connection with the September 1996 public offering, there are approximately 831,916 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 500,000 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the Bridge Warrants were automatically exchanged for Redeemable Warrants exercisable at $1.75 per share. The Company has other preexisting warrants outstanding to purchase an aggregate of 331,916 shares of Common Stock at prices ranging from $7.70 to $14.40 per share. There were a total of 5,431,916 warrants outstanding as of September 30, 1996.

(8)  Related Party Transactions
     --------------------------

          As of November 14, 1995, the Company sold an aggregate of 525,000 shares of its Common Stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes. Of these shares, 500,000 were sold to Mountaingate Productions, LLC, a California company that provides the Company with producer services of its President and Chief Executive Officer and others. The 25,000 balance of these shares was sold to a then officer and Director of the Company, Charles Weber.

          The principal amount of the promissory notes is payable as follows:
April 1, 1997 -- $131,250; October 1, 1998 -- $131,250;  and October 1, 2000 --
$787,500. Interest on these notes is computed at the annual rate of 7% compounded semi-annually, and is payable with the installment payments of principal on the notes. The notes are secured by the purchased shares with the personal liability of the purchasers limited to 25% of the principal amount thereof (aggregate $262,500) plus accrued interest thereon.

          The promissory notes received by the Company were recorded at their principal amount less an imputed interest discount in the aggregate amount of approximately $265,000. This imputed interest discount is being amortized over the term of the notes using the interest method to provide an effective interest rate of 12% per annum. During the three months ended September 30, 1996, the Company recorded approximately $24,000 of interest income on these notes. The difference between this imputed interest rate and the stated rate on the notes may be deemed to be additional compensation to the purchasers of the shares.
For further information regarding these transactions and the vesting of the shares of Common Stock purchased in these transactions, reference is made to
Item 10. (Executive Compensation) of the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

Part 1. Financial Information
Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
-------

     The following discussion and analysis should be read in conjunction with the Company's accompanying condensed consolidated financial statements and notes.

     The Company's revenues are primarily derived from the production and distribution of completed television projects, producers fees and personal management fees. The amount of revenues derived by the Company in any one period is dependent upon, among other factors, projects completed during any such period and the distribution of completed projects. Revenues from producers fees and personal management fees are primarily dependent on the number of projects being produced by the Company and other parties and the agreements related to such projects. Accordingly, the amount of revenues recognized in any period are not necessarily indicative of revenues to be recognized by the Company in future periods.

     Amounts received from license fees for projects in process are deferred until the project becomes available for broadcast in accordance with the terms of its licensing agreements and are recognized as revenue at such time. Additional licensing and distribution fees are recognized as earned in accordance with the terms of the related agreements. Revenues from the sale of completed projects are recognized upon their sale.

     Revenues from completed projects owned by the Company are recognized when the project becomes contractually available for broadcasting or exhibition by the licensee. Amortization of film costs is charged to operations on an individual project basis in a ratio that the current year's revenue bears to management's estimates of total gross revenue (current and future years) from all sources for that project. This is commonly referred to as the Individual Film Forecast Method under FASB 53. The effects on the amortization of completed projects resulting from revision of management's estimates of total gross revenue on certain projects are reflected in the year in which such revisions are made.

Results of Operations
---------------------
Three Months Ended September 30, 1996, Compared to Three Months
---------------------------------------------------------------
Ended September 30, 1995
------------------------

     Revenues for the three months ended September 30, 1996 consisted of $123,103 from the continuing distribution of completed projects and $193,756 from personal management fees for total revenues of $316,859, a 70% decrease from the first quarter of 1995. Revenues of $1,073,401 for the three months ended September 30, 1995, included approximately $880,000 of production and distribution revenues from completed projects, including previously deferred revenues that were recognized upon the completion of the television series entitled "Simply Style" and earned producer fees from the television series entitled "Can't Hurry Love." The remainder of revenues were generated by personal management fees.

     Amortization of film costs for the three months ended September 30, 1996 and 1995 was $63,000 and $634,000, respectively, and was computed using the individual film forecast method. No new projects were completed during the three months ended September 30, 1996 so the rate of amortization was based on completed projects in the Company's film library.

     General and administrative expenses for the three months ended September 30, 1996, were $838,163 compared to $813,322 for the three months ended September 30, 1995. The $24,841 increase in general and administrative expenses was primarily attributable to the expansion of staff in the television development department and the marketing costs associated with attendance at trade shows in connection with the Company's planned expansion of production and international distribution activities.

     During the three months ended September 30, 1996, the Company recorded $40,905 of interest income of which $24,000 consisted of amortization of the imputed interest discount on notes receivable from related parties in connection with sales of the Company's Common Stock described in note (8). Interest income for this period also included $7,864 of imputed interest related to a trade note receivable and $9,041 interest earned on a portion of the proceeds from the Company's September 1996 public offering described in note (4). During the three months ended on September 30, 1995, interest income was $7,607 on temporary cash investments.

     Interest and financing expense of $156,975 for the three months ended September 30, 1996 included $137,503 of deferred financing charges which were expensed to operations upon repayment of the $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes") described in note (7). The one time charge to operations represented complete amortization of the deferred financing costs over the term of the Bridge Notes which were repaid in September 1996. There was no interest expense for the three months ended September 30, 1995.

     The Company reported a loss of ($806,624) or ($.13 per share) in the first quarter of fiscal 1997 compared to a loss ($472,564) or ($.18 per share) in the first quarter of fiscal 1996. The loss for both compared periods included required dividend payments of $106,250 owed to holders of the Series A Preferred Stock. The number of weighted average common shares outstanding increased to 6,329,182 in the first quarter of 1997 from 2,585,916 in the first quarter of fiscal 1996 due to the recent public offering described in note (4).

Liquidity and Capital Resources
-------------------------------

     As of September, 30, 1996, the Company had increased liquidity from the comparable period ended September 30, 1995 primarily as a result of the recent public offering. Cash and cash equivalents were $6,353,568 and trade accounts receivable were $358,690. As of September 30, 1996, the Company had recorded accounts payable and accrued expenses of $221,381.

     As of September 30, 1996, the Company's cash commitments for the next twelve months includes (a) base compensation to its officers, key independent contractors and consultants of approximately $2,148,000, (b) office rent of approximately $279,600 and (c) after giving effect to the legal settlement described under note (2), $575,000 of required installment payments (aggregate of approximately $3,002,600 for the next twelve months). The Company also incurs other costs such as employee benefits, premiums on insurance policies, marketing costs, office expenses, professional fees and other expenses. For the three months ended September 30, 1996, general and administrative expenses, including compensation and rent, aggregated $838,163. Required dividends on the shares of Series A Preferred Stock are $425,000 annually. In accordance with the Company's December 1994 public offering, the dividends on this Series A Preferred Stock could be paid in either shares of the Company's Common Stock or in cash. The Company has agreed with the Underwriter of the September 1996 public offering of 2,300,000 Units described in note (4) that it will not pay such dividends on the Series A Preferred Stock in shares of Common Stock without the Underwriter's approval through March 1998. Accordingly, the Company anticipates that it will pay dividends in cash. The Company plans to pay the cash dividend for the first quarter by approximately December 5, 1996.

     The Company's projected business plan is to use a substantial portion of its liquid resources to expand its operations and to establish other activities related to its core business. The Company anticipates that cash and cash equivalents will be used to finance timing differences between production costs and collection of license fees, to acquire the copyrights and distribution rights to third party product, to complete its arrangements for an international distribution division, to develop new revenue streams related to the merchandising of characters and story ideas created in its television projects, to maintain its present level of television development and administrative staffs and to pay cash dividends on its Series A Preferred Stock. The actual utilization of excess working capital is subject to change based on the then present circumstances and management's evaluation of alternative projects.

     The financing of production or acquisition timing differences of certain projects may require the Company to obtain additional external financing or capital. The Company's ability to use third party funds, rather than its own liquid resources, will be a significant determinant in how the Company will expand and diversify its production and distribution activities. There is no assurance that such financing will be available to the Company or that the terms thereof will be satisfactory. No agreements have been entered into for any such external financing. The Company currently has no commitments for capital expenditures.

     Although management anticipates that the Company will continue to incur losses through at least the second quarter of the Company's current fiscal year, the Company believes that its present resources will be sufficient to meet its cash needs for the next twelve months.

     The notes to the consolidated financial statements contain certain forward-looking statements with respect to the Company and its operations that involve risks and uncertainties. The Company's results could differ materially from those discussed herein due to unforeseen changes in various factors that could affect actual results including, but not limited to, changes in conditions related to the entertainment industry, economic, political, regulatory, technological and public taste environments.

INFLATION

     Inflation has not had a material effect on the Company.

EFFECT OF RECENT ACCOUNTING CHANGES

     The Company adopted FASB 123 "Accounting for Stock-Based Compensation" relating to, among other things, the recognition of expenses for stock based awards based on their fair market value at the time of grant. The Company believes that the adoption of FASB 123 will not have a material effect on its consolidated financial statements.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 3, 1996, the Company commenced a legal action in the Superior Court of the State of California for the County of Los Angeles against Ronald Lightstone entitled The Producers Entertainment Group Ltd. v. Ronald Lightstone.
                    -----------------------------------------------------------
Mr. Lightstone filed a cross-complaint in the same court on January 8, 1996 entitled Ronald Lightstone v. The Producers Entertainment Group Ltd., Irwin
         ------------------------------------------------------------------
Meyer, et. al.  Both of these proceedings were settled by the parties on
--------------
November 4, 1996 in a stipulated settlement. In exchange for an agreement not to compete with the Company until December 31, 1998, the Company agreed to make aggregate payments to Mr. Lightstone of $575,000 within the next year. For further information regarding the nature of the claims of the above entitled proceedings, reference is made to Item 3. (Legal Proceedings) of the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------

10.25 Amendment to Employment Agreement dated October 4, 1996, between Arthur Bernstein and the Company.

(b)  Reports on Form 8-K - No reports on Form 8-K were filed during the three
     -------------------
months ended September 30, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    THE PRODUCERS ENTERTAINMENT GROUP LTD.
                    --------------------------------------
                                 (Registrant)



Dated: November 14, 1996                 /s/  Irwin Meyer
       -----------------                 ------------------------
                                         Irwin Meyer,
                                         President and
                                         Chief Executive Officer



Dated: November 14, 1996                 /s/  Lenore Nelson
       -----------------                 ------------------------
                                         Lenore Nelson,
                                         Chief Financial Officer