Form 10QSB
period 1996-12-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1997-02-19
CIK 854937

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ___________________

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934.

                              ___________________

      For Quarter Ended December 31, 1996  Commission file number 0-18410
                        -----------------                         -------

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   95-4233050
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

          9150 Wilshire Blvd., Suite 205, Beverly Hills, CA     90212
--------------------------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code (310) 285-0400
                                                          --------------

                                Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

               YES     X                    NO
                   ---------                   ---------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



   COMMON STOCK , $.001 PAR VALUE--  12,632,152 SHARES AS OF FEBRUARY 7, 1997
   --------------------------------------------------------------------------

                         Part 1. Financial Information
                         -----------------------------
Item 1. Financial Statements

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                DECEMBER 31, 1996   JUNE 30, 1996
                                                                   (UNAUDITED)         (NOTE)

                     ASSETS
Cash and cash equivalents                                              $  902,886    $    336,415
Short term investments                                                  3,843,264             ---
Accounts receivable, net trade                                            691,685         222,200
Receivable from related parties                                            25,822          18,983
Notes receivable, trade                                                   276,687         260,000
Right to receive revenue                                                  259,529         291,241
Film costs, net                                                           887,512         772,777
Fixed assets, net                                                          65,159          50,242
Investment in distribution subsidiary                                      63,336             ---
Covenant not to compete                                                   529,000             ---
Other assets                                                              133,840         154,979
                                                                     ------------    ------------
TOTAL ASSETS                                                         $  7,678,720    $  2,106,837
                                                                     ------------    ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                        $        ---    $    600,000
Accounts payable and accrued expenses                                     126,051         433,136
Accrued payable for legal settlement                                      275,000             ---
                                                                     ------------    ------------
TOTAL LIABILITIES                                                    $    401,051    $  1,033,136

Shareholders' equity:
Preferred Stock, $.001 par value, authorized 10,000,000 shares,
  issued and outstanding 1,000,000 shares - Series A                        1,000           1,000
Common Stock, $.001 par value, authorized 50,000,000 shares;
  issued 12,912,761 and 3,585,819;
  outstanding 12,632,152 and 3,305,210 shares                              12,913           3,586
Additional paid-in capital                                             23,741,261      16,114,017
Accumulated deficit                                                   (14,564,313)    (13,182,710)
                                                                     ------------    ------------
                                                                        9,190,861       2,935,893
Treasury stock 280,609 shares, at cost                                 (1,010,192)     (1,010,192)
Notes receivable from related parties from sales of
  Common Stock, net of imputed interest discount                         (903,000)       (852,000)
                                                                     ------------    ------------
Net shareholders' equity                                             $  7,277,669    $  1,073,701
                                                                     ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  7,678,720    $  2,106,837
                                                                     ------------    ------------


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

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                    1996          1995
Revenues                                                        $    820,863    $ 1,674,488

Film amortization                                                    (70,758)      (697,000)
                                                                ------------    -----------

  Net Revenues                                                       750,105        977,894

General and administrative expenses                               (1,859,780)    (1,784,035)
                                                                ------------    -----------

  Operating (loss)                                                (1,109,675)      (806,141)


Other income (expenses):

Income (loss) from settlement of lawsuits                           (166,042)       217,633

Interest income                                                      106,339          9,804

Interest income from related parties                                  51,000         15,000

Interest and financing expense                                      (156,975)           ---
                                                                ------------    -----------

  Net other income (expense)                                        (165,678)       242,437
                                                                ------------    -----------
Net (loss)                                                        (1,275,353)      (563,704)


Dividend requirement on Series A Preferred Stock
  at $.2125 per share                                               (212,500)      (212,500)
                                                                ------------    -----------
Net (loss) applicable to common shareholders                    $ (1,487,853)   $  (776,204)
                                                                ------------    -----------

Net (loss) per share                                                   ($.16)         ($.28)


Average common shares outstanding                                  9,480,490      2,740,114
                                                                ------------    -----------


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               THREE MONTHS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1996                1995
Revenues                                       $   504,004        $   601,493

Film amortization                                   (7,758)           (63,000
                                               -----------        -----------

  Net Revenues                                     496,246            538,493

General and administrative expenses             (1,056,277)          (970,713)
                                               -----------        -----------

  Operating (loss)                                (560,031)          (432,220)

Other income (expenses):

Income (loss) from settlement of lawsuits         (131,381)           217,633

Interest income                                     89,433              2,197

Interest income from related parties                27,000             15,000

Interest and financing expense                         ---                ---
                                               -----------        -----------

  Net other income (expense)                       (14,948)           234,830
                                               -----------        -----------

Net (loss)                                        (574,979)          (197,390)

Dividend requirement on Series A Preferred
  Stock at $.10625 per share                      (106,250)          (106,250)


Net (loss) applicable to common
  shareholders                                 $  (681,229)       $  (303,640)
                                               -----------        -----------

Net (loss) per share                                 ($.12)             ($.05)


Average common shares outstanding               12,631,799          2,894,312
                                               -----------        -----------


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       SIX MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)



                                                                       ADDITIONAL
                                   PREFERRED     COMMON      STOCK      PAID-IN       ACCUMULATED
                                     STOCK       SHARES     AMOUNT      CAPITAL         DEFICIT          NET
                                  ------------------------------------------------------------------------------
Balance,
June 30, 1996                         $1,000    3,585,819   $ 3,586   $16,114,017    ($13,182,710)   $ 2,935,893

Issuance of common
 shares in payment of
 dividends on Series A
Preferred Stock                                    94,442        94           (94)

Issuance of common
 shares to Cypress in
 connection with legal
 settlement                                        32,500        33        36,530                         36,563

Sale of Units in Public
 Offering, Net Proceeds                         9,200,000     9,200     7,590,808                      7,600,008

Net (loss)                                                                             (1,275,353)    (1,275,353)

Dividends paid on Series
A Preferred Stock                                                                        (106,250)      (106,250)
                                  ------------------------------------------------------------------------------

Balance,
December 31, 1996                     $1,000   12,912,761   $12,913   $23,741,261    ($14,564,313)   $ 9,190,861

Less:
Treasury stock                                                                                        (1,010,192)

Notes receivable from
 related parties for sales of
 Common Stock, net
 imputed interest discount                                                                              (903,000)
                                                                                                     -----------

                                       NET SHAREHOLDERS' EQUITY                                       $7,277,669

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                       1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                         $(1,275,353)     $ (563,704)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO
NET CASH (USED IN) OPERATING ACTIVITIES:
    Depreciation of fixed assets                                          12,753          16,712
    Amortization of film costs                                            70,758         697,000
    Write off of projects in development                                  30,779             ---
    Amortization of right to receive revenue                              31,552             ---
    (Accrued) interest income on note receivable                         (16,687)            ---
    (Accrued) interest income on investments                             (57,270)           ----
    Amortization of imputed interest (discount)                          (51,000)        (15,000)
    (Income) from settlement of lawsuit                                      ---        (217,633)
    Issuance of shares of Common Stock to Cypress                         36,563             ---

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (Increase) decrease in accounts receivable                          (412,215)        194,456
    (Increase) in other assets                                          (102,037)        (13,278)
    (Decrease) in accounts payable
        and accrued expenses                                            (307,085)        (65,759)
    (Decrease) in deferred revenues                                          ---        (598,708)
                                                                     -----------       ---------
Net cash (used in) operating activities                               (2,039,242)       (565,914)
                                                                     -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Additions) to film costs, net                                      (216,272)        (96,939)
    Capital (expenditures) on equipment                                  (27,670)         (7,166)
    (Increase) in short term investments                              (3,843,264)            ---
    (Increase) in investment for distribution subsidiary                 (63,336)            ---
    (Increase) decrease in receivables from related parties               (6,839)         25,547
    (Increase) in related party covenant not to compete                 (529,000)            ---
    Increase in accrued legal settlement payable                         275,000             ---
                                                                     -----------       ---------
Net cash (used in) investing activities                               (4,411,381)        (78,558)
                                                                     -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of 2,300,000 Units in public offering, net                    7,585,841             ---
    Decrease in deferred financing costs                                 137,503             ---
    Proceeds from borrowings                                             275,000             ---
    (Repayment) of borrowings                                           (875,000)            ---
    (Payment) of cash dividends on Preferred Stock                      (106,250)            ---
                                                                     -----------       ---------
Net cash provided by financing activities                              7,017,094             ---
                                                                     -----------       ---------

Net increase (decrease) in cash                                          566,471        (644,472)
Cash and cash equivalents at beginning of period                         336,415         832,754
                                                                     -----------       ---------
Cash and cash equivalents at end of period                           $   902,886       $ 188,282
                                                                     -----------       ---------


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


   As disclosed in Note (2), during the six months ended December 31, 1996, the Company issued 32,500 shares of Common Stock to Cypress Entertainment LP in connection with the settlement of certain litigation.

          As disclosed in Note (4), during the six months ended December 31, 1996, the Company issued 94,442 shares of Common Stock as payment of dividends in the form of Common Stock that were due on the Series A Preferred Stock for the quarter ended June 30, 1996.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



                               December 31, 1996



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

(2)  Settlement of Litigation
     ------------------------

   During the six months ended December 31, 1996, the Company settled certain litigation relating to DSL Entertainment JV (described in the June 30, 1996 Form 10-KSB) by paying $50,000 in cash and issuing 32,500 shares of the Company's Common Stock valued at $1.125 per share to Cypress Entertainment LP.

   On November 4, 1996, the Company settled its litigation with a former officer and Director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that requires the Company to make aggregate payments of $575,000 before July 1997 in exchange for an agreement by this individual not to compete with the Company through December 31, 1998. As of December 31, 1996, $300,000 of the settlement had been paid.

(3)  Public Offering of Common Stock and Warrants
     --------------------------------------------

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

(4)  Dividend on Series A Preferred Stock
     ------------------------------------

     During the six months ended December 31, 1996, the Company issued a total of 94,442 shares of Common Stock representing the then fair market value of such shares of Common Stock in payment of the $106,250 dividend required to be paid on the Series A Preferred Stock for the quarter ended June 30, 1996. The Company paid $106,250 in cash for the dividend required to be paid for the quarter ended September 30, 1996. On March 14, 1997, the Company plans to pay $106,250 in cash for the dividend required to be paid for the quarter ended December 31, 1996.

(5)  (Loss) Per Share
     ----------------

     (Loss) per share for the three month and six month periods has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on December 31, 1996 after giving effect to the shares of Common Stock sold in the public offering described in Note (3). The weighted average number of common and common equivalent shares for the periods ending on December 31, 1995 has been adjusted for the one-for-four reverse stock split which occurred in May 1996.

(6)  Stock Options and Warrants
     --------------------------

     The Company is using APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company made no adjustments to its compensation expense or equity accounts for the grant of options for the period ended December 31, 1996. There were a total of 826,916 options outstanding as of December 31, 1996 at exercise prices ranging from $1.12 to $13.00 per share of Common Stock.

     If the Company had adopted FASB 123 "Accounting for Stock Based Compensation" for its accounting treatment, then there would have been recognition of compensation expense related to the granting of stock options. On August 15, 1996, the Company granted options to purchase 50,000 shares of Common Stock to its Chief Financial Officer at the exercise price of $1.12 per share which equaled the fair market value of the Common Stock on the date of the grant. One-half of such options vested on the date of grant and the other half vest one year from the date of grant subject to certain conditions. On October 22, 1996 the Company granted options to purchase 150,000 shares of Common Stock to the Senior Vice President at the exercise price of $1.2187 per share. The average fair market value of the Common Stock high and low price on the date of the grant was $1.2187. One-half of such options vested on the date of grant and the other half vest on June 30, 1997 subject to certain conditions.

     Using the Black-Scholes pricing model to evaluate the fair market value of the options, if using FASB 123 the Company would have recorded an increase to Additional Paid-In Capital of $176,052, a deferred compensation expense asset of $123,176 for vested options in fiscal 1996, and it would have recorded a $52,876 option expense on a monthly amortization basis for the period ending December 31, 1996. This additional expense would have increased the net loss to ($1,540,729) or ($.16 per share) for the six month period ended on December 31, 1996.

     In addition to the 4,600,000 Redeemable Warrants exercisable at $1.75 per share of Common Stock issued in connection with the September 1996 public offering, there are approximately 831,916 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 500,000 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the Bridge Warrants were automatically exchanged for Redeemable Warrants exercisable at $1.75 per share. The Company has other preexisting warrants outstanding to purchase an aggregate of 331,916 shares of Common Stock at prices ranging from $7.70 to $14.40 per share. There were a total of 5,431,916 warrants outstanding as of December 31, 1996.

(7)  Related Party Transactions
     --------------------------

     In November 1995, the Company sold an aggregate of 525,000 shares of its Common Stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes. Of these shares, 500,000 were sold to Mountaingate Productions, LLC, a California company that provides the Company with producer services of its President/Chief Executive Officer and others. The 25,000 balance of these shares was sold to a former officer and Director of the Company.

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

     The promissory notes received by the Company were recorded at their principal amount less an imputed interest discount in the aggregate amount of approximately $265,000. This imputed interest discount is being amortized over the term of the notes using the present value method to provide an effective interest rate of 12% per annum. During the six months ended December 31, 1996, the Company recorded approximately $51,000 of interest income on these notes. The difference between this imputed interest rate and the stated rate on the notes may be deemed to be additional compensation to the purchasers of the shares. For further information regarding these transactions and the vesting of the shares of Common Stock purchased in these transactions, reference is made to
Item 10. (Executive Compensation) of the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

(8)  Investment in Distribution Subsidiary

     In October 1996 the Company announced its intention to form a joint venture with Rigel Independent Distribution and Entertainment ("RIGEL") to internationally distribute the Company's cable and syndicated television series and reality programs. The impending RIGEL joint venture will be organized as a majority owned subsidiary of the Company. The agreement with RIGEL is currently being finalized and contemplates that RIGEL will design marketing campaigns, solicit sales and service the physical delivery elements to customers outside of the United States. The Company will be responsible for sales contract administration, collections and financial controls for the business operations of the joint venture. As RIGEL has been performing its sales function since October, the Company commenced funding the required recoupable advances to cover the costs of trade show attendance of $180,000 per year plus other advances as may be required for business operation. As of December 31, 1996 the Company had invested $63,336 of its commitment to fund.

Part 1. Financial Information
Item 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------


   The following discussion and analysis should be read in conjunction with the Company's accompanying condensed consolidated financial statements and Notes.

   The Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain certain forward-looking statements with respect to the Company and its operations that are subject to certain risks and factors, which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. These risk factors include, but are not limited to, the number of the Company's projects in development that result in completed productions that yield revenues, the timing of such production expenditures and related revenues, the intensity of competition from other television and motion picture producers and distributors, the status of the Company's liquidity in future fiscal periods and other factors that generally affect the entertainment industry such as changes in management at the major studios, broadcast and distribution companies, economic, political, regulatory, technological and public taste environments.

   The Company's revenues are primarily derived from the production and distribution of completed television projects, producer fees and personal management fees. The amount of revenues derived by the Company in any one period is dependent upon, among other factors, projects completed during any such period and the distribution of completed projects. Revenues from producer fees are primarily dependent on the number of projects being produced by the Company and other parties, and the agreements related to such projects. Accordingly, the amount of revenues recognized in any period are not necessarily indicative of revenues to be recognized by the Company in future periods.

   Amounts received from license fees for distribution rights to projects-in-process are deferred income until the project becomes available for broadcast in accordance with the terms of its licensing agreements and are recognized as revenue at such time. The portion of the license fees which equal the amount allowed within the project's budget for the Company's producer fees are recognized as revenue during the production phase. Revenues from completed projects where distribution rights are owned by the Company are recognized when the project becomes contractually available for broadcasting or exhibition in certain media and geographical territories by the licensee. Revenues from the sale of projects completed under straight producer arrangements are recognized during the production phase. Additional licensing, distribution fees or profit participation's are recognized as earned in accordance with the terms of the related agreements.

   Amortization of film costs is charged to operations on a project by project basis. The cost charged per period is determined by multiplying the remaining unamortized costs of the project by a fraction, whose numerator is the income generated by the project during the period and whose denominator is management's estimate of the total gross revenue to be derived by the project over its useful life from all sources. This is commonly referred to as the Individual Film Forecast Method under FASB 53. The effects on the amortization of completed projects resulting from revision of management's estimates of total gross revenue on certain projects are reflected in the year in which such revisions are made.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO SIX MONTHS
----------------------------------------------------------
ENDED DECEMBER 31, 1995
-----------------------

   Revenues for the six months ended December 31, 1996 consisted of $167,992 from the continuing international distribution of completed projects and $652,871 from personal management fees for total revenues of $820,863, a 51% decrease from the comparable six months ended December 31, 1995 resulting from lower levels of project production and delivery. Revenues of $1,674,894 for the six months ended December 31, 1995 were comprised of approximately $1,030,000 of international distribution revenues from completed projects and a new series entitled "Simply Style;" and approximately $500,000 in producer fees from the two CBS television series "Dave's World" and "Can't Hurry Love;" and the Showtime movie for television entitled "Lily Dale." The remainder of approximately $145,000 in revenues was generated by personal management fees.

   Amortization of film costs for the six months ended December 31, 1996 and 1995 was $70,758 and $697,000, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects of 42% and 68%, respectively, reflects the mix of projects in which the Company has no expectation of additional revenues that are amortized at 100% of cost and projects in which the Company has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method. No new projects were completed during the six months ended December 31, 1996, so the rate of amortization was based on distribution rights retained to completed projects in the Company's film library.

   The Company has entered into firm script development deals for a total of six television movies and one syndicated television series with the ABC, NBC and Fox Television broadcast networks, the Showtime cable channel and with Polygram/ITC, the firm that syndicates programs to independent television stations within the United States and Canada. Based on its customer relationships, the Company believes that it will commence production on one or more projects in the next fiscal quarter. The start of production is dependent on the Company obtaining a sufficient number of purchase agreements to cover the cost of the project either through direct installment payments and/or by financing contracts to purchase completed projects.

   General and administrative expenses for the six months ended December 31, 1996, were $1,859,780 compared to $1,784,035 for the six months ended December 31, 1995. The $75,745 increase in general and administrative expenses was primarily attributable to the expansion of staff in the accounting and television development departments, the addition of professional consultants and the marketing costs associated with preparing for trade shows in connection with the Company's expansion of production and international distribution activities in the RIGEL joint venture described in Note (8). As trade shows take place at certain times of the year, the Company expects that these marketing costs will fluctuate in future fiscal periods.

   During the six months ended December 31, 1996, the Company's non-recurring expenses consisted of the settlement of various litigation related to a former officer and Director for $575,000 described in Note (2), which cost is being amortized over the life of the non-compete agreement at $23,000 per month. As of December 31, 1996 the recognized costs were $46,000 towards this settlement. In addition, the Company incurred unusual legal fee expenses of approximately $120,000 in connection with the negotiated stipulated settlement of this litigation. During the six months ended December 31, 1995, the Company agreed to settle various litigation related to its former international distribution division, DSL Entertainment, Joint Venture (described in the June 30, 1996 Form 10-KSB). The Company recorded $217,663 of income related to that settlement.

   During the six months ended December 31, 1996, the Company recorded $157,339 of interest income of which $51,000 consisted of amortization of the imputed interest discount on notes receivable from related parties in connection with sales of the Company's Common Stock described in Note (7). Interest income for this period also included $16,687 of imputed interest related to a trade note receivable and $89,652 interest earned on a portion of the proceeds from the Company's September 1996 public offering described in Note (3). During the six months ended on December 31, 1995, interest income of $24,804 consisted of $15,000 imputed interest discount on the same related party notes and $9,804 earned on temporary cash investments.

   Interest and financing expense of $156,975 for the six months ended December 31, 1996 included $137,503 of deferred financing charges which were expensed to operations upon repayment of the $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes") described in Note (6). The one time charge to operations represented complete amortization of the deferred financing costs over the term of the Bridge Notes which were repaid in September 1996. There was no interest expense for the six months ended December 31, 1995.

   The Company reported a loss of ($1,487,853) or ($.16 per share) in the second quarter of fiscal 1997 compared to a loss ($776,204) or ($.28 per share) in the second quarter of fiscal 1996. The loss for both compared periods included required dividend payments of $212,500 owed to holders of the Series A Preferred Stock. The number of weighted average common shares outstanding increased to 9,480,490 in the second quarter of 1997 from 2,740,114 in the second quarter of fiscal 1996 due to the combined effect of the one-for-four reverse stock split in June 1996 and the recent public offering described in Note (3).


THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE MONTHS
--------------------------------------------------------------
ENDED DECEMBER 31, 1995
-----------------------

   Revenues for the three months ended December 31, 1996 consisted of $44,889 from the continuing international distribution of completed product and $459,115 from personal management fees for total revenues of $504,004, a 16% decrease from the first quarter of 1995 resulting from the lower level of production and delivery of projects. Revenues of $601,493 for the three months ended December 31, 1995 were comprised of approximately $150,000 of international distribution revenues from completed projects and approximately $375,000 in producer fees from two CBS television series "Dave's World" and "Can't Hurry Love" and a Showtime movie for television entitled "Lily Dale." The remainder of approximately $77,500 in revenues was generated by personal management fees.

   Amortization of film costs for the three months ended December 31, 1996 and 1995 was $7,758 and $63,000, respectively, and was computed using the Individual Film Forecast Method in connection with revenues from international distribution. No new projects were completed during the six months ended December 31, 1996 so the rate of amortization was based on distribution rights retained to completed projects in the Company's film library.

   General and administrative expenses for the three months ended December 31, 1996, were $1,056,277 compared to $970,713 for the three months ended December 31, 1995. The $85,564 increase in general and administrative expenses was primarily attributable to the expansion of staff in the accounting and television development departments, professional consultants and the marketing costs associated with attendance at trade shows related to international distribution activities. The Company's non-recurring expenses consisted of the settlement of various litigation related to a former officer and Director for $575,000 described in Note (2), which cost is being amortized over the life of the non-compete agreement at $23,000 per month. As of December 31, 1996 the recognized settlement costs were $46,000 and approximately $85,000 of unusual legal fee expenses incurred in connection with the negotiated stipulated settlement of this litigation. During the three months ended December 31, 1995, the Company agreed to settle various litigation related to its former international distribution division, DSL Entertainment, Joint Venture (described in the June 30, 1996 Form 10-KSB). The Company recorded $217,663 of income related to that settlement.

   During the three months ended December 31, 1996, the Company recorded $116,433 of interest income of which $27,000 consisted of amortization of the imputed interest discount on notes receivable from related parties in connection with sales of the Company's Common Stock described in Note (7). Interest income for this period also included $8,823 of imputed interest related to a trade note receivable and $80,602 interest earned on a portion of the proceeds from the Company's September 1996 public offering described in Note (3). During the three months ended on December 31, 1995, interest income of $17,197 consisted of $15,000 imputed interest discount on related party notes and $2,197 earned on temporary cash investments. There was no interest expense for the three months ended December 31, 1996 or December 31, 1995.

   The Company reported a loss of ($681,229) or ($.05 per share) in the three months ended December 31, 1996 compared to a loss ($303,640) or ($.12 per share) in the three months ended December 31, 1995. The loss for both compared periods included required dividend payments of $106,250 owed to holders of the Series A Preferred Stock. The number of weighted average common shares outstanding increased to 12,631,799 from 2,894,312 for the three months ended December 31, 1996 and 1995, respectively, due to the combined effect of the one-for-four reverse stock split in June 1996 and the September 1996 public offering described in Note (3).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   As of December 31, 1996, the Company had increased liquidity from the comparable period ended December 31, 1995 primarily as a result of the public offering in September 1996. Cash and cash equivalents as of that date were $902,886, marketable securities were $3,843,264 and trade accounts receivable increased to $691,685. As of December 31, 1996, the Company had recorded accounts payable and accrued expenses of $401,051. In the comparable period ending December 31, 1995, the Company had $188,282 in cash and cash equivalents and $715,618 in trade accounts receivable to cover $310,759 of current liabilities. As of February 7, 1997, the Company's cash, cash equivalents and marketable securities were approximately $4,100,000.

   As of December 31, 1996, the Company's firm cash commitments for the next twelve months aggregated to approximately $2,700,000 which include (a) base compensation to its officers, key independent contractors and consultants of approximately $2,160,000, (b) office rent of approximately $279,600 and (c) $275,000 of required installment payments to a former officer and Director of the Company as described under Note (2). The Company also incurs other costs such as employee benefits, premiums on insurance policies, marketing costs, office expenses, professional fees and other expenses. For the six months ended December 31, 1996, general and administrative expenses, including compensation and rent, but excluding unusual legal expenses, aggregated approximately $1,900,000. Required cash dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock may be paid either in shares of the Company's Common Stock or in cash. The Company has agreed with the Underwriter of the September 1996 public offering of 2,300,000 Units described in Note (3) that it will not pay such dividends on the Series A Preferred Stock in shares of Common Stock without the Underwriter's approval through March 1998.

   The Company's projected business plan is to use a substantial portion of its liquid resources to expand its operations and to establish other activities related to its core business. The Company anticipates that cash and cash equivalents will be used to finance timing differences between production costs and collection of license fees, to acquire the copyrights and distribution rights to third party product, to contribute to its RIGEL international distribution joint venture, to develop new revenue streams related to the merchandising of characters and story ideas created in its television projects, to maintain its present level of television development and administrative staffs and to pay cash dividends on its Series A Preferred Stock. The actual utilization of excess working capital is subject to change based on the then present circumstances and management's evaluation of alternative projects.

   The financing of production or acquisition timing differences of certain projects may require the Company to obtain additional external financing or capital. The Company's ability to rely on external sources of funds, rather than its own liquid resources, will be significant in determining the extent to which the Company will expand and diversify its production and distribution activities. There is no assurance that such external sources of funds will be available to the Company or that, if available, the terms thereof will be at reasonable cost to the Company. No agreements have been entered into for any such external financing as of the date of this report. The Company currently has no commitments for capital expenditures.

   Management anticipates that the Company will continue to incur losses through the third quarter of the Company's current fiscal year in the event that it does not obtain contracts or licenses for the production of new projects in which it retains distribution rights. Projects made under producer arrangements provide a lower contribution margin than projects in which distribution rights are held. The Company's ability to cover Selling, General and Administrative costs with cash flow from operations will depend on the product mix, number of projects and timing of delivery of projects in the third and fourth quarters. The Company believes that its present level of liquidity and capital resources will be sufficient to meet its cash needs for the next twelve months.


INFLATION

   Inflation has not had a material effect on the Company.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to Item 1. of Part II of the Company's Form 10-QSB quarterly report for the period ended September 30, 1996 and to Note (2) of the Condensed Consolidated Financial Statements included in this 10-QSB report for information concerning the settlement in November 1996 of certain litigation between the Company and Ronald Lightstone.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None.
     --------


(a)  Reports on Form 8-K -   No reports on Form 8-K were filed during the six
     -------------------
                             months ended December 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
                                  (Registrant)



Dated:  February 14, 1997                            /s/ Irwin Meyer
        -----------------                            -----------------
                                                     Irwin Meyer,
                                                     President and
                                                     Chief Executive Officer



Dated:  February 14, 1997                            /s/ Lenore Nelson
        -----------------                            -----------------
                                                     Lenore Nelson,
                                                     Chief Financial Officer