Form 10QSB
period 1997-03-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1997-05-20
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934.

                               -------------------

         For Quarter Ended March 31, 1997 Commission file number 0-18410

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
             (Exact name of registrant as specified in its charter)

           Delaware                                     95-4233050
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

9150 Wilshire Blvd., Suite 205, Beverly Hills, CA          90212
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

                         YES [X]    NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



      COMMON STOCK , $.001 PAR VALUE-- 12,632,152 SHARES AS OF MAY 8, 1997

Part 1. Financial Information
Item 1. Financial Statements

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31, 1997        JUNE 30, 1996
                                                                                (UNAUDITED)            (NOTE)
                                                    ASSETS
Cash and cash equivalents                                                       $    532,432        $    336,415
Short term investments                                                             2,869,020                 ---
Accounts receivable, net trade                                                       375,800             222,200
Receivable from related parties                                                        1,944              18,983
Notes receivable, trade                                                              284,381             260,000
Right to receive revenue                                                             227,817             291,241
Film costs, net                                                                    1,195,444             772,777
Fixed assets, net                                                                     86,086              50,242
Investment in distribution subsidiary                                                140,943                 ---
Covenant not to compete                                                              460,000                 ---
Other assets                                                                          32,218             154,979
                                                                                ------------        ------------
TOTAL ASSETS                                                                    $  6,206,085        $  2,106,837
                                                                                ------------        ------------


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                             $              ---        $    600,000
Accounts payable and accrued expenses                                                 69,827             433,136
Accounts payable for dividends                                                       106,250                 ---
Accrued payable for legal settlement                                                  25,000                 ---
Deferred Income                                                                       50,000                 ---
                                                                                ------------        ------------
TOTAL LIABILITIES                                                               $    251,077        $  1,033,136

Shareholders' equity:
Preferred Stock, $.001 par value, authorized 10,000,000 shares,
  issued and outstanding 1,000,000 shares - Series A                                   1,000               1,000
Common Stock, $.001 par value, authorized 50,000,000 shares;
  issued 12,912,761 and 3,585,819;
  outstanding 12,632,152 and 3,305,210 shares                                         12,913               3,586
Additional paid-in capital                                                        23,806,849          16,114,017
Accumulated deficit and dividends                                                (15,854,564)        (13,182,710)
                                                                                ------------        ------------

                                                                                   7,966,198           2,935,893
Treasury stock 280,609 shares, at cost                                            (1,010,192)         (1,010,192)
Notes receivable from related parties from sales of
  Common Stock, net of imputed interest discount                                  (1,000,998)           (852,000)
                                                                                ------------        ------------
Net shareholders' equity                                                        $  5,955,008        $  1,073,701
                                                                                ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  6,206,085        $  2,106,837
                                                                                ------------        ------------


Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               NINE MONTHS ENDED MARCH 31,
                                                         ---------------------------------
                                                                 1997                 1996
Revenues                                                 $    812,391         $  2,132,767

Film amortization                                             (53,353)            (717,000)
                                                         ------------         ------------

  Net Revenues                                                759,038            1,415,767

General and administrative expenses                        (2,952,306)          (2,665,625)
                                                         ------------         ------------

  Operating (loss)                                         (2,193,268)          (1,249,858)


Other income (expenses):

Income (loss) from settlement of lawsuit                     (236,916)             267,633

Forgiveness of note receivable from related party                 ---              (68,016)

Interest income                                               150,645                7,656

Interest income from related parties                           83,410               39,000

Interest and financing expense                               (156,975)                 ---
                                                         ------------         ------------

  Net other income (expense)                                 (159,836)             246,273
                                                         ------------         ------------


Net (loss)                                                 (2,353,104)          (1,000,585)


Dividend requirement on Series A Preferred Stock
  at $.31875 per share                                       (318,750)            (318,750)
                                                         ------------         ------------

Net (loss) applicable to common
  shareholders                                           $ (2,671,854)        $ (1,319,335)
                                                         ------------         ------------


Net (loss) per share                                            ($.25)               ($.11)


Average common shares outstanding                          10,515,708           11,595,400
                                                         ------------         ------------




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------------
                                                                 1997                 1996
Revenues                                                 $     70,305         $    457,873

Adjustment to sales, net                                      (92,416)                 ---

Film amortization                                             (54,287)             (20,000)
                                                         ------------         ------------

  Net Revenues                                                (76,398)             437,873

General and administrative expenses                        (1,006,975)            (881,590)
                                                         ------------         ------------

  Operating (loss)                                         (1,083,373)            (443,717)


Other income (expenses):

Income (loss) from settlement of lawsuits, net                (70,875)              50,000

Forgiveness of note receivable from related party                 ---              (68,016)

Interest income                                                44,087                  852

Interest income from related parties                           32,410               24,000
                                                         ------------         ------------

  Net other income (expense)                                    5,622                6,836
                                                         ------------         ------------


Net (loss)                                                 (1,077,751)            (436,881)


Dividend requirement on Series A Preferred Stock
  at $.10625 per share                                       (106,250)            (106,250)
                                                         ------------         ------------

Net (loss) applicable to common
  shareholders                                           $ (1,184,001)        $   (543,131)
                                                         ------------         ------------


Net (loss) per share                                            ($.09)                ($.04)


Average common shares outstanding                          12,632,152           12,858,900
                                                         ------------         ------------




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)



                                                                           ADDITIONAL
                               PREFERRED    COMMON          STOCK            PAID-IN          ACCUMULATED
                                 STOCK      SHARES          AMOUNT           CAPITAL            DEFICIT           NET
                                 ------    ---------        ------         -----------        ------------    ----------
Balance,
June 30, 1996                    $1,000    3,585,819        $3,586         $16,114,017        ($13,182,710)   $2,935,893

Issuance of common
shares in payment of
dividends on Series A
Preferred Stock                               94,442            94                 (94)

Issuance of common
shares to Cypress in
connection with legal
settlement                                    32,500            33              36,530                            36,563

Sale of Units in Public
Offering, Net Proceeds                     9,200,000         9,200           7,590,808                         7,600,008

Adjustment to sale of
Common Stock to related
parties                                                                         65,588

Net (loss)                                                                                      (2,353,104)   (2,353,104)

Dividends paid on Series
A Preferred Stock                                                                                 (318,750)     (318,750)

                                 ------    ---------        ------         -----------        ------------    ----------
Balance,
March 31, 1997                   $1,000   12,912,761       $12,913         $23,806,849        ($15,854,564)   $7,966,198

Less:
Treasury stock                              (280,609)                                                         (1,010,192)
                                 ------    ---------        ------         -----------        ------------    ----------

Notes receivable from
related parties for
sales of Common Stock,
net imputed interest
discount                                                                                                      (1,000,998)
                                                                                                              ----------
                                                                       NET SHAREHOLDERS' EQUITY               $5,955,008



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                   -------------------------------
                                                                          1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                       $(2,353,104)        $(1,000,585)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO
NET CASH (USED IN) OPERATING ACTIVITIES:
    Depreciation of fixed assets                                        22,653                 ---
    Amortization of film costs                                          22,574             742,115
    Write off of projects in development                                30,779                 ---
    Amortization of right to receive revenue                            63,424                 ---
    (Accrued) interest income on note receivable                       (24,381)                ---
    (Accrued) interest income on investments                           (68,200)               ----
    Amortization of imputed interest (discount)                        (83,410)            (39,000)
    (Income) from settlement of lawsuit                                    ---            (137,633)
    Issuance of shares of Common Stock to Cypress                       36,563                 ---

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (Increase) decrease in accounts receivable                         (94,207)            115,295
    (Increase) decrease in other assets                                  8,232             (13,278)
    Increase (decrease) in accounts payable
        and accrued expenses                                          (363,309)            115,468
Increase (decrease) in deferred revenues                                50,000            (598,708)
                                                                   -----------         -----------
Net cash (used in) operating activities                             (2,752,386)           (816,326)
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Additions) to film costs, net                                    (476,020)           (129,347)
    Capital (expenditures) on equipment                                (58,497)             (7,166)
    (Increase) in short term investments                            (2,869,020)                ---
    (Increase) in investment for distribution subsidiary              (140,943)                ---
    (Increase) decrease in receivables from related parties             17,039             101,353
    (Increase) in related party covenant not to compete               (460,000)                ---
    Increase in accrued legal settlement payable                        25,000                 ---
                                                                   -----------         -----------
Net cash (used in) investing activities                             (3,962,441)            (35,160)
                                                                   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of 2,300,000 Units in public offering, net                  7,585,841                 ---
    Decrease in deferred financing costs                               137,503                 ---
    Proceeds from borrowings                                           275,000             100,000
    (Repayment) of borrowings                                         (875,000)                ---
    Increase in dividends payable                                      106,250                 ---
    (Payment) of cash dividends on Preferred Stock                    (318,750)                ---
                                                                   -----------         -----------
Net cash provided by financing activities                            6,910,844             100,000
                                                                   -----------         -----------
Net increase (decrease) in cash                                        196,017            (751,486)
Cash and cash equivalents at beginning of period                       336,415             832,754
                                                                   -----------         -----------
Cash and cash equivalents at end of period                         $   532,432         $    81,268
                                                                   -----------         -----------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


         As disclosed in Note (2), during the nine months ended March 31, 1997, the Company issued 32,500 shares of Common Stock to Cypress Entertainment LP in connection with the settlement of certain litigation.

         As disclosed in Note (4), during the nine months ended March 31, 1997, the Company issued 94,442 shares of Common Stock as payment of dividends in the form of Common Stock declared on the Series A Preferred Stock for the quarter ended June 30, 1996.

         As disclosed in Note (7), during the nine months ended March 31, 1997, the Company made a $65,588 non-cash accounting adjustment to Additional Paid In Capital for the imputed interest discount amount of the promissory note from Mountaingate Productions, LLC., related to the purchase of 500,000 shares of Common Stock.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1997

(1)      Basis of Presentation

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

(2)      Settlement of Litigation

         During the nine months ended March 31, 1997, the Company settled certain litigation relating to DSL Entertainment JV (described in the June 30, 1996 Form 10-KSB) by paying $50,000 in cash and issuing 32,500 shares of the Company's Common Stock valued at $1.125 per share to Cypress Entertainment LP.

         On November 4, 1996, the Company settled its litigation with a former officer and Director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required the Company to make aggregate payments of $575,000 before July 1997 in exchange for an agreement by this individual not to compete with the Company through December 31, 1998. As of March 31, 1997, $550,000 of the settlement had been paid.

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

         Each of the Units was priced at $4.00. The net proceeds derived by the Company from the public offering of 2,300,000 Units described above equaled $7,574,987 representing gross proceeds of $9,200,000 from the sale of such Units less (a) the Underwriter's discount of $920,000 less (b) the Underwriter's reimbursable costs and other fees associated with the offering of $368,181. The Company's other aggregate costs associated with the offering were $336,832.

(4)      Dividend on Series A Preferred Stock

                   During the nine months ended March 31, 1997, the Company issued a total of 94,442 shares of Common Stock representing the then fair market value of such shares of Common Stock in payment of the $106,250 dividend required to be paid on the Series A Preferred Stock for the quarter ended June 30, 1996. The Company paid $106,250 in cash for the dividend required to be paid for the quarter ended September 30, 1996.

The Company paid $106,250 in cash for the dividend required to be paid for the quarter ended December 31, 1996. As of the date of this Report, the Board of Directors of the Company has not stated its intentions regarding the method of payment to be used for the dividend due for the quarter ending March 31, 1997.

(5)      (Loss) Per Share

                   (Loss) per share for the three month and nine month periods has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on March 31, 1997 after giving effect to the shares of Common Stock sold in the public offering described in Note (3). The weighted average number of common and common equivalent shares for the periods ending on March 31, 1997 has been adjusted for the one-for-four reverse stock split which occurred in May 1996.

(6)      Stock Options and Warrants

                   The Company is using APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company made no adjustments to its compensation expense or equity accounts for the grant of options for the period ended March 31, 1997. There were a total of approximately 914,417 options outstanding as of March 31, 1997 at exercise prices ranging from $1.12 to $13.00 per share of Common Stock.

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

         If the Company had adopted FASB 123 "Accounting for Stock Based Compensation" in its accounting treatment for employees, then the Company would have recognized compensation expense related to the granting of stock options. If using the Black-Scholes pricing model to evaluate the fair market value of the options, the Company would have recorded an increase to Additional Paid-In Capital of $176,057, a deferred compensation expense asset of $123,181 for vested options in fiscal 1996, and it would have recorded a $114,462 option expense on a monthly amortization basis for the period ending March 31, 1997. This additional expense would have increased the net loss to ($2,786,316) or ($.26 per share) for the nine month period ended on March 31, 1997.

         In addition to the 4,600,000 Redeemable Warrants exercisable at $1.75 per share of Common Stock issued in connection with the September 1996 public offering, there are approximately 927,554 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 500,000 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the Bridge Warrants were automatically exchanged for 500,000 Redeemable Warrants exercisable at $1.75 per share. The Company has other existing warrants outstanding to purchase an aggregate of 427,554 shares of Common Stock at prices ranging from $7.70 to $14.40 per share. There were a total of approximately 5,527,554 warrants outstanding as of March 31, 1997.

(7)      Related Party Transactions

         In November 1995, the Company sold an aggregate of 525,000 shares of its Common Stock to related parties, at a purchase price of $2.00 per share, in exchange for an aggregate of $1,050,000 principal amount of promissory notes. 500,000 of these shares were sold to Mountaingate Productions, LLC. ("Mountaingate"), a California company that provides the Company with producer services of its President/Chief Executive Officer and others. The remaining 25,000 shares were sold to a former officer and Director of the Company. Interest on these notes is computed at the annual rate of 7% compounded semi-annually, and is payable with the installment payments of principal on the notes. The notes are secured by the purchased shares with personal recourse liability of the purchasers limited to 25% of the principal amount thereof, plus accrued interest thereon.

         In January 1997, the Company's Board of Directors authorized the extension of the maturity date of the first installment of $125,000 due under the Mountaingate promissory note referred to above from April 1, 1997 to April 1, 1998. The subsequent installment payments due under that promissory note remain as October 1, 1998 -- $125,000 and October 1, 2000 -- $750,000. The
extension of the payment date resulted in additional interest expense that increased the total amount of the Mountaingate promissory note from $1,000,000 to $1,009,871. Mountaingate has undertaken to pay the Company accrued interest on its 25% recourse liability portion of such promissory note arising from the purchase of the 500,000 shares in reference. In addition, the Company's Board of Directors is currently considering alternative stock incentives for all its executives and employees; but the Board has not authorized any other such stock compensatory arrangements as of the date of this Report.

         The promissory notes received by the Company were originally recorded at their principal amount less an imputed interest discount in the aggregate amount of approximately $265,000; which has since been adjusted to approximately $195,655 to reflect the final maturity dates of October 1, 2000. Further adjustment for the above mentioned extension results in an imputed interest discount of approximately $205,526. This imputed interest discount is being amortized over the term of the notes using the present value method to provide an effective interest rate of 12% per annum. During the nine months ended March 31, 1997, the Company recorded approximately $83,410 of interest income on these notes including the effect of the adjustments to the imputed interest discount and the amendment to the Mountaingate promissory note. The difference between this imputed interest rate and the stated rate on the notes may be deemed to be additional compensation to the purchasers of the shares. For further information regarding these transactions and the vesting of the shares of Common Stock purchased in these transactions, reference is made to Item 10. (Executive Compensation) of the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

         As of the date of this Report, a former officer and Director of the Company has not paid the first installment due on April 1, 1997, of $6,250 principal plus accrued interest under his $50,000 promissory note related to the purchase of the 25,000 shares of Common Stock described above. The Company has made demand for this payment. In the event that a default occurs, the Company intends to respond by pursuing its rights and remedies under the promissory note for amounts subject to the personal liability of the borrower and may foreclose on the 25,000 shares of Common Stock which is the collateral securing the promissory note. The Company may be required to recognize a charge of approximately $5,787 against the imputed interest income earned since November 1995.

         In January 1997, the Company agreed to compensate a present outside Board member for his executive producer services on a television movie project entitled "Marabunta" should the project be produced. As of the date of this Report, the Company commenced pre-production on this project and is currently negotiating license agreements with Fox Broadcasting Company for U.S. distribution rights and with World International Network, LLC., for international distribution rights. The project is currently scheduled to commence principal photography in June 1997. In the event that principal photography does commence, the Company will pay the Board member $75,000 in weekly installments during production and is obligated to pay him a percentage of the Company's net profits, as defined.

(8)      Investment in Distribution Subsidiary

         In October 1996 the Company announced its intention to form a joint venture with Rigel Independent Distribution and Entertainment ("RIGEL") to internationally distribute the Company's cable and syndicated television series and reality programs. The TPEG/RIGEL joint venture will be organized as a majority owned subsidiary of the Company. The agreement with RIGEL is currently being finalized and contemplates that RIGEL will design marketing campaigns, solicit sales and service the physical delivery elements to customers outside of the United States. The Company will be responsible for sales contract administration, collections and financial controls for the business operations of the joint venture. As RIGEL has been performing its sales function since October, the Company commenced funding the required recoupable advances to cover the costs of trade show attendance of $180,000 per year plus other operational advances as may be required for business operation. As of March 31, 1997 the Company had invested $120,000 of its commitment to fund Convention Advances and $11,501 of its commitment to fund Operation Advances. The Company also incurred $9,442 of legal costs related to this transaction.

(9)   Subsequent Event--Acquisition of Another Company

         The Company entered into a letter of intent, dated April 25, 1997, to acquire Grosso Jacobson Productions, Inc. and Grosso Jacobson Entertainment Corp. plus 49% of the shares of a Grosso Jacobson Canadian production entity (the "Grosso Jacobson Companies"). The Grosso Jacobson Companies are engaged in the business of developing and producing television movies and series. The price to be paid by the Company for the Grosso Jacobson Companies will equal $8,000,000 (subject to potential adjustment) which will be payable in shares of the Company's Common Stock. The actual number of such shares is to be determined by dividing the total purchase price by the average market price of the Company's shares during the 30 days preceding the closing the transaction, subject to a maximum of $1.40 per share and a minimum of $1.20 per share. The contemplated acquisition by the Company of the Grosso Jacobson Companies is subject to completion of due diligence by the parties, the execution by the parties of definitive legal documents and approval by the Company's Board of Directors.

Part 1. Financial Information
Item 2.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL


         The following discussion and analysis should be read in conjunction with the Company's accompanying condensed consolidated financial statements and Notes.

         The Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain certain forward-looking statements with respect to the Company and its operations that are subject to certain risks and factors, which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. These risk factors include, but are not limited to, the number of the Company's projects in development that result in completed productions that yield revenues, the timing of such production expenditures and related revenues, the intensity of competition from other television and motion picture producers and distributors, the status of the Company's liquidity in future fiscal periods and other factors that generally affect the entertainment industry such as changes in management at the major studios, broadcast and distribution companies, as well as economic, political, regulatory, technological and public taste environments.

         The Company's revenues are primarily derived from the production and distribution of completed television projects, producer fees and personal management fees. The amount of revenues derived by the Company in any one period is dependent upon, among other factors, projects completed during any such period and the distribution of completed projects. Revenues from producer fees are primarily dependent on the number of projects being produced by the Company and other parties, and the agreements relating to such projects. Accordingly, the amount of revenues recognized in any period are not necessarily indicative of revenues to be recognized by the Company in future periods.

         Amounts received from license fees for distribution rights to projects-in-process are deferred income until the project becomes available for broadcast in accordance with the terms of its licensing agreements and are recognized as revenue at such time. The portion of the license fees which equals the amount allowed within the project's budget for the Company's producer fees is recognized as revenue during the production phase. Revenues from completed projects where distribution rights are owned by the Company are recognized when the project becomes contractually available for broadcasting or exhibition in certain media and geographical territories by the licensee. Revenues from the sale of projects completed under straight producer arrangements are recognized during the production phase. Additional licensing, distribution fees or profit participation's are recognized as earned in accordance with the terms of the related agreements.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO NINE MONTHS
ENDED MARCH 31, 1996

         Revenues for the nine months ended March 31, 1997 consisted of $111,084 from the continuing international distribution of completed projects and $701,307 from personal management fees for total revenues of $812,391, a 62% decrease from the comparable nine months ended March 31, 1996, resulting from lower levels of project production and delivery. Revenues of $2,132,767 for the nine months ended March 31, 1996 were comprised of distribution revenues from completed projects; producer fees from the CBS television series "Dave's World" and the Showtime movie for television entitled "Lily Dale" which were in production; and from personal management fees.

         Amortization of film costs for the nine months ended March 31, 1997 was $53,353 and $717,000, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects of 48% and 34%, respectively, reflects the mix of projects in which the Company has no expectation of additional revenues that are amortized at 100% of cost and projects in which the Company has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method. No new projects were completed during the nine months ended March 31, 1997; accordingly the rate of amortization was based on distribution rights retained to completed projects in the Company's film library.

         During April 1997, the Company commenced pre-production on a television movie for Fox Broadcasting Company entitled "Marabunta," a story about South American, flesh eating ants that arrive in Alaska, terrorizing all life forms. The license agreement for US distribution rights with the network is currently in negotiation. A license agreement for distribution rights in certain foreign territories in exchange for approximately $1,000,000 to be paid to the Company during the production period is currently being documented with World, International Network, an independent distribution company. There is no assurance that these arrangements will be finalized. The project is currently scheduled to commence principal photography in June 1997 with delivery to the US broadcast network anticipated by October 1997. Revenue from executed license agreements would be recognized during the fiscal quarter when the "Marabunta" project has been completed.

         General and administrative expenses for the nine months ended March 31, 1997 were $2,952,306 compared to $2,665,625 for the nine months ended March 31, 1996. The $286,681 increase in general and administrative expenses was primarily attributable to the expansion of staff in the television development and accounting departments, the addition of professional consultants, the identification of uncollectable accounts receivable and the marketing costs associated with preparing for trade shows in connection with the Company's expansion of production and international distribution activities in the TPEG/RIGEL joint venture described in Note (8). As trade shows take place at certain times of the year, the Company expects that these marketing costs will fluctuate in future fiscal periods.

         During the nine months ended March 31, 1997, the Company's other non-recurring expenses, not included in general and administrative expenses, consisted of the settlement of various litigation related to a former officer and Director for $575,000 described in Note (2), which cost is being amortized over the life of the non-compete agreement at ($23,000) per month. As of March 31, 1997, the recognized costs expensed were ($115,000) towards this settlement. In addition, the Company incurred unusual legal fee expenses of approximately ($122,000) in connection with the negotiated stipulated settlement of this litigation. During the nine months ended March 31, 1996, the Company agreed to settle several legal proceedings related to its former international distribution division, DSL Entertainment, Joint Venture (described in the June 30, 1996 Form 10-KSB). The Company recorded $267,633 of non-recurring income related to that settlement. During the nine months ended March 31, 1996, the Company forgave a note receivable and accrued interest thereon in the aggregate amount of ($68,016) which was due from the company that provides the services of the Company's President and Chief Executive Officer and others.

         During the nine months ended March 31, 1997, the Company recorded $234,055 of interest income of which $83,410 consisted of amortization of the imputed interest discount on the extended notes receivable from related parties in connection with sales of the Company's Common Stock described in Note (7). Of the balance of $150,645 interest income for this period, $24,381 was imputed interest related to a trade note receivable and $126,264 was interest or dividends earned on a portion of the cash proceeds from the Company's September 1996 public offering described in Note (3). During the nine months ended on March 31, 1996, interest income of $46,656 consisted of $39,000 imputed interest discount on the same related party notes described in Note (7) and $7,656 earned on temporary cash investments.

         Interest and financing expense of $156,975 for the nine months ended March 31, 1997 included $137,503 of deferred financing charges which were expensed to operations upon repayment of the $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes") described in Note (6). The one time charge to operations represented complete amortization of the deferred financing costs over the term of the Bridge Notes which were repaid in September 1996. There was no interest expense for the nine months ended March 31, 1996.

         The Company reported a loss of ($2,671,854) or ($.25 per share) in the third quarter of fiscal 1997 compared to a loss ($1,319,335) or ($.11 per share) in the third quarter of fiscal 1996. The loss for both compared periods included required dividend payments of $318,750 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding decreased to 10,515,708 in the third quarter of 1997 from 11,595,400 in the third quarter of fiscal 1996 due to the combined effect of the one-for-four reverse stock split in June 1996 and the recent public offering described in Note (3).


THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS
ENDED MARCH 31, 1996

         Revenues for the three months ended March 31, 1997 consisted of $60,748 from personal management fees and $9,557 from the continuing international distribution of completed projects, an 85% decrease from the third quarter of 1996 resulting from a decrease in personal management fees and delays in the commencement of production of the Company's television projects. Revenues of $457,873 for the three months ended March 31, 1996 were comprised of personal management fees, distribution revenues from completed projects and producer fees from the CBS television series "Dave's World."

         Amortization of film costs for the three months ended March 31, 1997 was adjusted from $70,758 as of the quarter ended December 31, 1996 to $54,287 for the quarter ended March 31, 1997, because there was a reversal of amortization related to a net sales figure adjustment of approximately $92,416 for a previous fiscal quarter and bad debt expense of approximately $36,893 recognized in this fiscal period. The sales figure adjustment was to previous period accounts receivable, which were inadvertently reported in both the parent and one subsidiary company during a change in accounting service providers. Amortization for the three months ended March 31, 1996 was $20,000 computed using the Individual Film Forecast Method in connection with revenues derived from international distribution. No new projects were completed during the three months ended March 31, 1996, so the rate of amortization was based on distribution rights retained to completed projects in the Company's film library.

         General and administrative expenses for the three months ended March 31, 1997 were $1,006,975 compared to $881,590 for the three months ended March 31, 1996. The $125,385 increase in general and administrative expenses was primarily attributable to the expansion of staff in the television development and accounting departments, the addition of professional consultants, the identification of uncollectable accounts receivable and the marketing costs associated with preparing for trade shows in connection with the Company's expansion of production and international distribution activities in the TPEG/RIGEL joint venture described in Note (8). The Company's non-recurring expenses, not included in general and administrative expenses, consisted of the settlement of various litigation related to a former officer and Director for $575,000 described in

Note (2). During the three months ended March 31, 1997, the Company amortized ($69,000) of the settlement costs and expensed approximately ($70,875) of legal fees incurred in connection with the negotiated stipulated settlement of these proceedings. During the three months ended March 31, 1996, the Company agreed to settle several legal proceedings related to DSL Entertainment, Joint Venture (described in the June 30, 1996 Form 10-KSB). The Company recorded $50,000 of non-recurring income related to that settlement. The Company non-recurring expenses included forgiveness of a note receivable and accrued interest thereon in the aggregate amount of ($68,016) which was due from the company that provides the services of the Company's President and Chief Executive Officer and others.

         During the three months ended March 31, 1997, the Company recorded $76,497 of interest income of which $32,410 consisted of current and retroactive amortization of the imputed interest discount on the extended notes receivable from related parties in connection with sales of the Company's Common Stock described in Note (7). Interest income for this period also included $7,694 of imputed interest related to a trade note receivable and $36,393 interest and dividends earned on a portion of the invested proceeds from the Company's September 1996 public offering described in Note (3). During the three months ended on March 31, 1996, interest income of $24,852 consisted of $24,000 imputed interest discount on related party notes and $852 earned on temporary cash investments. There was no interest expense for the three months ended March 31, 1997 or March 31, 1996.

         The Company reported a loss of ($1,184,001) or ($.09 per share) in the three months ended March 31, 1997 compared to a loss ($543,131) or ($.04 per share) in the three months ended March 31, 1996. The loss for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding decreased to 12,632,152 from 12,858,900 for the three months ended March 31, 1997 and 1996, respectively, due to the combined effect of the one-for-four reverse stock split in June 1996 and the September 1996 public offering described in Note (3).


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had increased liquidity from the comparable period ended March 31, 1996 primarily as a result of the public offering in September 1996. Cash and cash equivalents as of this date were $532,432, marketable securities were $2,869,020 and trade accounts receivable increased to $375,800. As of March 31, 1997, the Company had recorded accounts payable and accrued expenses of $251,077. In the comparable period ending March 31, 1996, the Company had $81,268 in cash and cash equivalents and $714,779 in trade accounts receivable to cover $591,986 of current liabilities. As of May 8, 1997, the Company's cash, cash equivalents and marketable securities were approximately $3,325,000.

         As of March 31, 1997, the Company's firm cash commitments for the next twelve months will aggregate to approximately $1,500,000 with the implementation of certain cost-cutting measures. The figure includes (a) base compensation to its key officers, key independent contractors and key consultants of approximately $1,050,000, (b) office rent of approximately $227,500 and (c) the last $25,000 of required installment payments to a former officer and Director of the Company as described under Note (2). The Company also incurs other costs such as staff salaries, employee benefits, employer taxes, premiums on insurance policies, joint venture contributions, marketing costs, office expenses, professional fees, consulting fees and other expenses. For the nine months ended March 31, 1997, cash general and administrative expenses, including compensation and rent, but excluding legal expenses, aggregated approximately $2,825,833. In addition to general and administrative expenses, the required cash dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock may be paid either in shares of the Company's Common Stock or in cash. The Company has agreed with the Underwriter of the September 1996 public offering of 2,300,000 Units described in Note (3) that it will not pay such dividends on the Series A Preferred Stock in shares of Common Stock through March 1998 without the Underwriter's approval.

         The Company's projected business plan is to use a substantial portion of its liquid resources to expand its operations and to establish other activities related to its core business. The Company anticipates that cash and cash equivalents will be used to option literary properties for new projects, to develop properties into finished scripts, to finance timing differences between production costs and collection of license fees, to acquire the copyrights and distribution rights to third party product, to contribute to its TPEG/RIGEL international distribution joint venture and to pay cash dividends on its Series A Preferred Stock. The actual utilization of excess working capital is subject to change based on the then present circumstances and management's evaluation of alternative projects.

         The financing of production or acquisition timing differences of certain projects may require the Company to obtain additional external financing or capital. The Company's ability to rely on external sources of funds, rather than its own liquid resources, will be significant in determining the extent to which the Company will expand and diversify its production and distribution activities. There is no assurance that such external sources of funds will be available to the Company or that, if available, the terms thereof will be at reasonable cost to the Company. No agreements have been entered into for any such external financing as of the date of this Report. As described earlier under "Management's Discussion," the Company is currently negotiating for commitments for outside capital in an amount sufficient to cover the timing difference between cash received from license agreements during the production process and the total production budget cash outflow of the "Marabunta" project. If it does not obtain these commitments, the Company will be required to fund the timing difference from its own cash resources or by obtaining bank financing therefor.

         Management anticipates that the Company will continue to incur losses through at least the fourth quarter of the Company's current fiscal year. The Company's ability to satisfy selling, general and administrative costs with cash flow from operations depends on the product mix, number of projects and timing of delivery of projects in each quarter. Projects made under producer arrangements provide a lower contribution margin to overhead than projects in which the Company holds distribution rights. The Company believes that its present level of liquidity and capital resources will be sufficient to meet its cash needs for the next twelve months.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits -  None.

(b)   Reports on Form 8-K -   No reports on Form 8-K were filed during the nine
                              months ended March 31, 1997.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                  (Registrant)





Dated:        May 19, 1997                /s/ Irwin Meyer
                                          --------------------------------------
                                          Irwin Meyer,
                                          President and
                                          Chief Executive Officer




Dated:        May 19, 1997                /s/ Lenore Nelson
                                          --------------------------------------
                                          Lenore Nelson,
                                          Chief Financial Officer