Form 10KSB40
period 1997-06-30
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1997-10-14
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

For the fiscal year ended June 30, 1997

Commission File No. 0-18410

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                       95-4233050
------------------------------                       ----------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

5757 Wilshire Blvd., Los Angeles, California                    90036
--------------------------------------------                  ---------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (213) 634-8634
                             ---------------------
                 Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $.001                    NASDAQ SmallCap Market
-----------------------------                    ----------------------
Redeemable Warrants                              Boston Stock Exchange
-------------------                              ---------------------
(Title of Each Class)                            (Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Series A Convertible Preferred Stock, par value $.001, Common
Stock, Redeemable Warrants, Class B Warrants

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X] No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X]
                                                             Number of Pages:
                                                             Exhibit Index Page:
                            [Cover page 1 of 2 pages]

Issuer's revenues for its most recent fiscal year - $782,181.

The aggregate market value of the voting stock held by non-affiliates based upon the average of the closing bid and asked prices of such stock as of September 12, 1997 as reported on the National Association of Securities Dealers Automated Quotation System was $11,743,937.00.

As of September 12, 1997, there were 12,107,152 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following are incorporated by reference into Part III of this Annual Report on Form 10-KSB:

Registration Statement on Form S-1 declared effective on December 5, 1989.

Form 10-KSB for the fiscal year ended June 30, 1992.

Form 10-KSB for the fiscal year ended June 30, 1996.

Registration Statement on Form 8-A dated November 21, 1994.

Registration Statement on Form SB-2 declared effective on December 14, 1994.

Registration Statement on Form SB-2 declared effective on September 12, 1996.

Form 8-K dated June 18, 1996.
Form 10-QSB for the quarter ended December 31, 1995.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

            The Producers Entertainment Group Ltd. (the "Company") was organized under the laws of the State of Delaware on August 10, 1989. On May 30, 1996, the Company's shareholders approved a one- for-four reverse split of the Company's Common Stock. All share and per share amounts included herein have been retroactively adjusted to give effect to this reverse split.

            The Company completed its initial public offering of securities in December 1989 and, in January 1990, commenced operations. In April 1993, December 1994, and September 1996 the Company consummated additional public offerings of its equty securities. The Company's Common Stock is listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") and is traded in the NASDAQ's Small Cap Market under the symbol "TPEG". The Company's Common Stock is also listed on the Boston Stock Exchange and traded under the symbol "TPG." Units issued pursuant to the Company's September 1996 public offering are traded on the NASDAQ SmallCap Market under the symbol "TPEGU" and on the Boston Stock Exchange under the symbol "TPG.U". Warrants issued pursuant to the Company's September 1996 public offering are traded on the NASDAQ SmallCap Market under the symbol "TPEGW" and on the Boston Stock Exchange under the symbol "TPG.WS".

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

            The Company's offices are located at 5757 Wilshire Boulevard, Penthouse One, Los Angeles, California 90036. Its telephone number is (213) 634-8634.

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


OVERVIEW

            The Company's business of developing and producing made-for-television movies, television series and theatrical motion pictures (collectively and individually referred to as "projects") is conducted through several different methods. There are certain activities that the Company must perform to have a project developed and produced. These activities include the acquisition of the literary property, the development of the property into a saleable project, the financing and sale of the project to broadcasters, studios and/or other investors and, finally, the production of the project.

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

            There is an active market for made-for-television movies. The Company has found that the production of these features is profitable. The primary reason for this profitability is that the Company has been able (and believes it will continue to be able) to develop and produce made-for-television movies for an amount which does not significantly exceed the initial television license fee. This license fee, whether it be from a network or a cable company, generally enables the licensee to broadcast the made-for-television movie a limited number of times during a specific time period. After the licensee has broadcast the made-for-television movie in accordance with this arrangement, all of the remaining rights belong to the producer. Additional profits may be realized from the exploitation of made-for-television movies in other markets.

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

            The Company also provides producer and executive producer services to others in connection with the production of projects. The Company receives fees for these services and is generally entitled to participate in future profits from these projects. Any such profit participations represent a potential profit to the Company as there are no costs relating thereto. The Company received fees for producing the theatrical motion picture What's Love Got to Do With It and the made-for-television movies Against the Wall and Lily Dale and has in the past received fees for the television series Dave's World. The Company was not required to pay any of the production costs of these projects and is entitled to receive profit participation from each of these projects.

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


ACQUISITION OF EXISTING PROPERTIES

            Properties are usually acquired by options for a nominal fee against a more substantial purchase price. Options usually enable the Company to develop the property during the option period before committing to its acquisition. Having an option also enables the Company to secure a financing or production commitment, including payment of the purchase price of the property, before actually acquiring the property. Option periods customarily run for a minimum of one year and contain provisions that enable the Company to extend the option for additional periods upon payment of an extension fee. Terms of options vary significantly and are dependent on, among other factors, the professional reputation and standing of the author or other owner of the property, the level of revenues or profits that the Company estimates may be derived from the exploitation of the property and the estimated costs of further development and production of the property. Various agreements relating to these projects may provide for additional payments to writers upon their production. Certain options also provide for the option or to participate in net profits.

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

            During the development phase of a project, a screenplay, teleplay or outline of the program is written, tentative commitments are sought from buyers or licensees, such as studios, networks and independent financing sources and a proposed production schedule and budget are prepared. Often, these projects are created, acquired and developed (including specifically selected talent such as directors and actors) so that they may be offered to broadcast, financial and distribution entities as a more attractive project. This process is known in the entertainment business as "packaging". The Company believes that packaging a literary property enhances its ability and opportunities to obtain favorable production, financing and distribution commitments.

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

COMPLETED PROJECTS

            Through June 30, 1997, the Company has produced the following projects:

MADE-FOR-TELEVISION MOVIES

            Lily Dale - A made-for-television movie produced by the Company for Showtime, who owns this movie. This movie, which aired in June 1996, was written by Pulitzer Prize and two time Academy Award winner author Horton Foote and stars Mary Stuart Masterson, Sam Shepard, Jean Stapleton and Tim Guinee. The Company received executive producer fees and a continuing profit participation.

            Aqainst The Wall - A made-for-television movie produced by the Company for Home Box Office, who owns this movie. This movie, which aired in March 1994, was directed by John Frankenheimer, who received an Emmy for his direction of this movie, and stars Kyle MacLachlan and Samuel Jackson, Jr. Irwin Meyer, the President and Chief Executive Officer of the Company was nominated for the Producer of the Year by The Producers Guild of America for being the executive producer of this movie. The Company received executive producer fees and a continuing profit participation.

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

            When A Stranger Calls... Back - A made-for-television movie, which initially aired on Showtime and is owned by MCA Television Entertainment. The stars of this movie are Carol Kane and Charles Durning. The teleplay was written by Fred Walton who also directed this movie. The Company received a executive producer fees and a continuing profit participation.

            The Secret Passion of Robert Clayton - A made-for-television movie which aired on the USA Network. The Company produced this movie in association with Wilshire Court Productions, who owns this movie. The stars are John Mahoney and Scott Valentine. The Company received an executive producer fee and a continuing profit participation.


TELEVISION SERIES

            Dave's World - The Company produced 96 half-hour episodes of this television series which was based on the books by Pulitzer Prize winning, syndicated columnist Dave Barry and aired on CBS. This series starred Harry Anderson and was directed by James Widdoes. The Company rendered executive producer services for this series and received producers' fees and is entitled to a continuing profit participation.

            Can't Hurry Love - The Company has produced 19 half-hour episodes of this series that began airing on CBS in September 1995. The Company rendered executive producer services for this series and received producers' fees and is entitled to a profit participation. This series has not been renewed.

            Future Quest - A 22 half-hour episode series which is owned by the Company and is hosted by Jeff Goldblum. Experts in several science disciplines compare the futuristic visions of pop culturists with the current breakthrough advances in science and technology. This series aired on the Public Broadcasting Station ("PBS") and continues to be licensed internationally.

            Laurie Cooks Light & Easy - A 65 half-hour episode series which is owned by the Company and is hosted by cookbook author Laurie Burrows Grad. This series features celebrities such as Wolfgang Puck, Jill St. John and Florence Griffith Joyner who prepare meals in the light and easy way. This series initially aired on the Learning Channel and is being distributed internationally by Unipix International.

            Home Green Home - A 10 half-hour series which is owned by the Company and is hosted by Kelly Shaye Smith. This instructional series focuses on home planting and gardening and aired on PBS and is being distributed internationally by Unipix International.

            Superstars of Action - A 26 half-hour episode action series which is owned by the Company and was produced for German broadcaster Beta-Taurus. This biography series is hosted by Robert Wagner and profiles actions of stars including Steve McQueen and Arnold Schwarzenegger. This series is licensed to The Learning Channel.

            Hollywood Stuntmakers I and II - A 26 half-hour episode series which was produced for The Discovery Channel and stars James Coburn. This series features stunts by Hollywood's best stuntmen and women in action and initially aired on The Learning Channel.

            FX Masters - A 13 episode series which was produced for The Learning Channel. Hosted by Christopher Reeve, this series takes a behind the scenes look at how special effects and movie magic are made and is currently licensed to the Discovery Network.

            Mysterious Forces Beyond - A 26 half-hour episode series which aired on The Learning Channel and has been pre-sold to Canadian Broadcaster Western International Communications. This series employs its news gathering resources to uncover the facts behind some of the world's most confounding mysteries, including telekinesis, psychic healing and ghosts. The Company is entitled to receive distribution fees from this series.

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

            A Day With - A one hour interview show which aired on the Fox Broadcasting Network in June 1996.

TELEVISION PILOTS AND PRESENTATIONS

            The Company is currently developing the following projects:

            The Lost Ark - a reality series about "cryptozoology" or the discovery of new animal species.

            Where Women Dare - a reality series about women who participate in "extreme" sports.

            Death American Style - a reality series about American's obsession with death.

            Deep Blue - a dramatic series based on the true stories of a police scuba team.

            The Fido Chronicles - an animated series based on the cartoon character "Fido Dido."

            The Nobel Prize - a reality series chronicling the lives of Nobel Prize winners.

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

PROJECTS IN DEVELOPMENT

            The Company has projects in various stages of development on a continuing basis. These projects consist of television series, made-for-television movies and theatrical motion pictures. The Company periodically evaluates the expected use of its projects in development to determine if they will be further developed or produced (either by itself or with others), sold or abandoned. Decisions as to projects in development are made by management on a case-by-case basis after considering all relevant factors. See also "Pending Grosso-Jacobson Transaction", infra.

PERSONAL MANAGEMENT

            The Company's wholly owned subsidiary, TPEG Management, Inc., entered into an exclusive agreement with M2 Melamed Management, LLC involving the management of the careers of many performers and writers at various stages in their professional careers. The Company receives compensation based on the income generated by such clients, including Julia Louis-Dreyfus (Seinfeld), George Newborn (Father of the Bride), Rosaline Allen (Seaquest), Michael Stoyanov (Blossom), Nancy Allen and Douglas Sills.

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

EMPLOYEES

            The Company employs 14 persons on a full-time basis including 2 independent contractors. Of such persons, 3 are officers, 2 are producers and the balance are clerical and administrative employees. The Company estimates that its new or expanded operations will require eight new employees. None of the Company's employees are represented by a labor union and the Company believes that it has good relationships with its employees.

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

PENDING GROSSO-JACOBSON TRANSACTION

            On September 15, 1997, the Company signed definitive agreements with respect to a transaction first announced in late April 1997, to acquire 100% of the outstanding stock of the three entities that comprise the New York, Los Angeles and Toronto based Grosso-Jacobson Companies (the "Pending Grosso-Jacobson Transaction"). The acquired companies are: The Grosso-Jacobson Entertainment Corporation, Grosso-Jacobson Productions, Inc. and Grosso-Jacobson Music Company, Inc. (the "Grosso-Jacobson Companies"). To implement the Pending Grosso-Jacobson Transaction, the Company formed three new subsidiaries which, upon closing, will merge with and into the Grosso-Jacobson Companies pursuant to three substantially identical merger agreements (the "Merger Agreements"). The total consideration to be paid upon closing to Salvatore Grosso and Lawrence S. Jacobson, the sole shareholders of the Grosso-Jacobson Companies, pursuant to the Merger Agreements will be $8,000,000, payable through the issuance of an aggregate of 6,666,666 shares of the Company's Common Stock valued at an issue price of $1.20 per share (the "Merger Shares"). Pursuant to the Merger Agreements, Messrs. Grosso and Jacobson have been given registration rights with respect to the Merger Shares and have agreed to certain restrictions over the next two years on their ability to sell or otherwise dispose of the Merger Shares. The Company anticipates closing the Pending Grosso-Jacobson Transaction during October 1997.

            Upon the closing of the Pending Grosso-Jacobson Transaction, the Company's management structure will undergo significant change. Under the new structure Irwin Meyer, will remain the Company's Chief Executive Officer. Lawrence S. Jacobson will become the Company's President and Salvatore Grosso will become the Company's Chief Operating Officer. In addition, Messrs. Grosso and Jacobson will have the right to designate three individuals to serve as directors of the Company. Current management of the Company will also designate three individuals to serve as directors of the Company and then the six so designated individuals will jointly choose a seventh director. Simultaneously with the closing of the Pending Grosso-Jacobson Transaction, it is anticipated that Michael Dempsey will resign as Chairman of the Board and as a director, and that Benjamin Lichtenberg will resign as a director of the Company.

            Upon the closing, the Grosso-Jacobson Companies will function as wholly owned subsidiaries of the Company responsible for all of the Company's television production activity. Grosso-Jacobson Productions, Inc. was founded in 1980 and (along with the other Grosso-Jacobson Companies) has produced more than 750 hours of television programming, including "The Big Easy," the made-for-television series based on the hit movie and created for the USA Network. Known for their wide variety of primetime series and made-for-television movies, the Grosso-Jacobson Companies have offices in New York and Los Angeles and operate a 70,000 sq. ft. production facility and office complex in Toronto, Canada. Included in the Toronto studio is a wardrobe business containing 37,000 costumes and an extensive prop inventory.

            Management of the Company believes that by combining the Grosso-Jacobson Companies' successful and ongoing business of producing primarily series television with the Company's past record of theatrical feature and television movies, it can now take on an expanded role in the industry. While the primary objective will be to focus its strengths in expanding the Company's movie- of-the-week and series production for television with name talent and significant creative personnel, the Company will continue to explore new areas of business and expand its corporate operations into other synergistic enterprises.

            Upon signing the Merger Agreements, the Company announced a number of new projects in development and in production, including: the new series "Arresting Women" for the Lifetime Network which revolves around the true life stories of female cops; "Knights of the Millennium," a one-hour series in development for the USA Network; and "Stops Along the Way," a newly-acquired series based on the archival selection of celebrated writer, Rod Serling (Twilight Zone, Planet of the Apes). Other television series in development includes "The Border," a one-hour dramatic series in association with Edward James Olmos' Productions for CBS. This project will star Jason Gedric as the head of a special government crime unit located on the borders of Texas and Mexico, to be written by Bobby Moresco (Millennium).

            Movies-of-the-week currently in production for the Company include the Mary Higgins-Clark projects "Moonlight Becomes You" starring Donna Mills and "Let Me Call You Sweetheart" starring Meredith Baxter, both for The Family Channel. John Badham will direct "Sorrow Floats," starring Rosanna Arquette and Paul Hogan, and Christopher Menaul directs "The Passion of Ayn Rand" starring Helen Mirren, both for the Showtime Network. Additional network telefeatures in development are "The Wade Burnett Story" for ABC with writer Ann Powell (The Drug Wars, Night
Owl), "White Slave" for CBS with writer L. Virginia Browne (Zoya, Secrets), and "Big Girls Don't Cry" in association with NBC Studios with writer Virginia Gilbert. "Marabunta" starring Eric Lutes, Julia Campbell, and Mitch Pillegi is currently in post production for FOX Broadcasting.

            While management of the Company believes that the acquisition of the Grosso-Jacobson Companies will significantly increase its revenues and enable the Company to derive net income from its operations, there can be no assurance that such positive revenue and earnings results will be achieved.

            Upon the closing of the Pending Grosso-Jacobson Transaction, the Company will file a Current Report of Form 8-K setting forth a comprehensive description of the terms of the Merger Agreements, employment agreements, production agreements and other related agreements arising out of the Pending Grosso-Jacobson Transaction. Included in such Current Report shall be the Grosso-Jacobson Companies financial statements for periods required to be reported upon under provision SEC Regulation S-B.

ITEM 2. DESCRIPTION OF PROPERTY.

            The Company leases approximately 13,725 square feet located at 5757 Wilshire Boulevard, Los Angeles, California for its corporate offices pursuant to a lease which expires on November 30, 1999. The annual rent is approximately $214,110. The Company believes that its current facilities are sufficient for its needs.

ITEM 3. LEGAL PROCEEDINGS.

            In the normal course of its business, the Company is subject to various claims and legal actions. The Company believes that it will not be materially adversely effected by the ultimate outcome of any of these matters either individually or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            NONE

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


                                     High               Low
                                     Bid                Bid
                                     ---                ---

Fiscal Year - 1996:

            Quarter Ended
            September 30, 1995      3.00                2.25
            December 31, 1995       3.00                1.50
            March 31, 1996          2.75                 .88
            June 30, 1996           1.37                 .87

Fiscal Year - 1997

            Quarter Ended
            September 30, 1996      1.34                1.13
            December 31, 1996       1.47                1.13
            March 31, 1997          1.53                1.13
            June 30, 1997           1.44                0.75


            On September 12,1997, the closing prices of the Common Stock as reported by NASDAQ were $.94 bid and $1.00 asked. On such date there were approximately 162 holders of record of the Common Stock. The number of shareholders does not take into account shareholders for whom shares are being held in the name of brokerage firms or clearing agencies.

            The Company has never declared or paid cash dividends on its Common Stock. The Company has outstanding 1,000,000 shares of Series A Preferred Stock which is entitled to annual dividends aggregating $425,000. No dividends may be paid on the Common Stock unless all dividends on the Series A Preferred Stock have been paid or provision has been made for such payment. Pursuant to the terms of the Company's outstanding Series A Preferred Stock, which it issued in a public offering consummated in December 1994, the Company, at its option, may pay dividends on such stock in cash or in shares of its Common Stock when, as and if declared by the Company's Board of Directors out of funds legally available therefor. The Company has agreed that it will not pay dividends on the Series A Preferred Stock in shares of its Common Stock without the consent of the underwriter of the Company's September 1996 public offering for all dividend periods until March 1998. No cash dividends are expected to be paid on the Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

            The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

            The Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain certain forward looking statements with respect to the Company and its operations that are subject to certain risks and factors, which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. These risk factors include, but are not limited to, the number of the Company's products in development that result in completed productions that yield revenues, the timing of such production expenditures and related revenues, the intensity of competition from other television and motion picture producers and distributors, the status of the Company's liquidity in future fiscal periods and other factors that generally affect the entertainment industry such as changes in management at the major studios, broadcast and distribution companies, as well as economic, poitical, regulatory, technological and public taste environments.

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

            Revenues from completed projects owned by the Company are recognized when the project becomes contractually available for telecasting or exhibition by the licensee. Amortization of film costs is charged to operations on an project-to-project basis. The cost charged per period is determined by multiplying the remaining unamortized costs of the project by a fraction, whose numerator is the income generated by the project during the period and whose denominator is management's estimate of total gross revenue to be derived from the project over is useful live from all sources. This is commonly referred to as the individual-film forecast method under FASB 53. The effects on amortization of completed projects resulting from revisions of estimates of total gross revenues are reflected in the year when such revisions are made.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1997 AS COMPARED TO YEAR ENDED JUNE 30, 1996

            For the years ended June 30, 1997 and 1996, the Company incurred net losses of $4,642,043 and $1,447,666, respectively. Revenues for the year ended June 30, 1997 were $782,181 compared to $5,367,498 for the year ended June 30, 1996. Revenues for the year ended June 30, 1997 primarily consisted of fees from the continuing international distribution of completed projects and from personal management fees. This significant decrease from Fiscal 1996 was the result of lower levels of, and delays in project production and delivery. Revenues for the year ended June 30, 1996 primarily consisted of revenues from the distribution of completed projects, producers fees from the then airing television series Dave's World, personal management fees, and amounts received related to the completion of the made-for-television movie, Lily Dale that was sold.

            Amortization of film costs for the years ended June 30, 1997 and 1996 was $503,552 and $857,199, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects reflects the mix of projects in which the Company has no expectation of additional revenues that are amortized at 100% of cost and projects in which the Company has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method. Write-offs of projects in development were $212,920 and $103,404 for the years ended June 30, 1997 and 1996, respectively.

            General and administrative expenses increased to $4,151,252 in fiscal 1997 from $3,567,611 in fiscal 1996 or an increase of $583,641. This increase was primarily attributable to the expansion of staff in the television development and accounting departments, the addition of professional consultants and the payment of substantial legal fees.

            Interest income during the year ended June 30, 1997 was $224,570 and primarily consisted of amortization of the imputed interest discount on notes received from the sale of common stock by the Company to related parties, interest related to a trade note receivable and dividends earned on a portion of the cash proceeds from the Company's September 1996 public offering. On June 30, 1997 the Company and Mountaingate Productions LLC ("Mountaingate") mutually agreed to terminate the Stock Purchase Agreement and promissory note described in Item 12. This termination resulted in the Company writing off the non-recourse portion of the interest on the note totaling $129,141. Mountaingate has executed a new note for the recourse portion of the interest in the amount $50,631.

            Interest and financing expense in fiscal 1997 amounted to ($156,975) and primarily consisted of deferred financing charges which were expensed to operations upon repayment of the $500,000 aggregate principal amount of 10% promissory notes described in

Note 3 (see page F-12 of the Consolidated Financial Statements accompanying this report) to the Financial Statements accompanying this report. Interest and financing expense in fiscal 1996 primarily consisted of interest on notes payable.

            Expense due to settlement of litigation during the year ended June 30, 1997, amounted to $160,479. The Company agreed to pay $50,000 in cash and issue 32,500 shares of the Company's Common Stock valued at $1.125 per share to Cypress Entertainment LP in connection with the DSL Entertainment JV litigation.

            On November 4, 1996, the Company settled its litigation with a former officer and Director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required the Company to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with the Company through December 31, 1998.

YEAR ENDED JUNE 30, 1996 AS COMPARED TO YEAR ENDED JUNE 30, 1995

            Revenues for the year ended June 30, 1996 were $5,387,498 compared to $5,290,745 for the year ended June 30, 1995. Revenues for the year ended June 30, 1996 primarily consisted of revenues from the distribution of completed projects, producers fees from currently airing television series, personal management fees, and production fees received upon the completion of the made-for- television movie, Lily Dale. Revenues for the year ended June 30, 1995 primarily consisted of distribution fees from completed projects, fees from the television series Dave's World which is airing on CBS and personal management fees. Included in revenues for the year ended June 30, 1995 is approximately $3,650,000 related to the completion of the television series Future Quest which aired on PBS.

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


LIQUIDITY AND CAPITAL RESOURCES

             During fiscal year ended June 30, 1997 and 1996, net cash used in operating activities was $816,076 and $1,030,924, respectively. At June 30, 1997, the Company had cash, short-term investments and accounts receivable aggregating $3,839,593 and accounts payable, accrued expenses and dividends payable aggregating $439,825. At June 30, 1997 the Company had shareholders equity of $3,710,228 including an accumulated deficit of $17,824,753.

            At June 30, 1997, the Company had cash and cash equivalents aggregating $1,037,130 and short term cash investments agregating $2,698,568. At such date, the Company also had notes payable, accounts payable and accrued expenses aggregating $227,325.

            In September 1996, the Company completed a public offering of its securities, selling 2,000,000 units at a price of $4.00 each. At that time the underwriter of the public offering excersided it over-allotment option to purchase an additional 300,000 units at a net price of $3.60 per unit. Net proceeds to the Company from this offering were approximately $7,600,008. Each unit consisted of four shares of Common Stock (aggregate - 8,000,000) and two Redeemable Warrants (aggregate - 2,000,000). Each Redeemable Warrant is exercisable for one share of Common Stock at a price of $1.75 through September 2001 and is subject to redemption by the Company at a price of $.05 under certain circumstances commencing in September 1997.

            The Company's cash commitments for the year ending June 30, 1997 include payment of its current liabilities of $439,825, compensation to officers and key independent contractors and payment of it base office rent aggregating approximately $1,016,000. The Company also incurs other costs such as salaries, related benefits, professional fees and office and other expenses. For the year ended June 30, 1997, general and administrative expenses, which includes compensation and rent, aggregated $4,151,252. Dividends on the Company's Series A Preferred Stock aggregate $425,000 annually. The Company's operations have been financed in large part by the net proceeds from prior public offerings of its securities and proceeds received from the exercise of stock options and warrants. At June 30, 1997, substantially all of the Company's outstanding stock options and warrants were exercisable at prices substantially above the market price of the Company's common stock.

            The Company has no arrangements for external sources of liquidity such as bank lines of credit and has no commitments for capital expenditures.

            The Company is in the process of consummating the Pending Grosso-Jacobson Transaction (See "Item 1. Business - Pending Grosso-Jacobson Transaction"). Management of the Company anticipates that the combined operations of the Company and the Grosso-Jacobson Companies are expected to generate net income and positive cash flows for the fiscal year ending June 30, 1998, although no assurance can be given that these results will be achieved.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The following table sets forth certain information with respect to each of the directors and executive officers of the Company.


            Name                      Age          Position with Company
            ----                      ---          ---------------------

Irwin Meyer                           62           President, Chief Executive
                                                   Officer and Director

Arthur Bernstein                      34           Senior Vice President and
                                                   Director

Rhonda Bloom                          45           Vice President -
                                                   Development

Michael D. Dempsey                    54           Chairman of the Board and
                                                   Director

Michael I. Levy(1)                    56           Director

Ben Lichtenberg                       42           Director



----------
   (1)  Resigned as of May 22, 1997.

            Upon the closing of the Pending Grosso-Jacobson Transaction, (See "Item 1. Business - Pending Grosso-Jacobson Transaction.") Messrs. Salvatore Grosso and Lawrence Jacobson will have the right to designate three individuals to serve as directors of the Company. Current management of the Company will also designate three individuals to serve as directors of the Company and then the six so designated individuals will jointly choose a seventh director. Simultaneously with the closing of the Pending Grosso- Jacobson Transaction, it is anticipated that Michael Dempsey will resign as Chairman of the Board and as a director, and that Ben Lichtenberg will resign as a director of the Company.

            Directors are elected to an annual term that expires at the Company's annual meeting of stockholders.

            There are no family relationships between any of the officers, directors and key independent contractors of the Company.

Officers and Directors

            IRWIN MEYER has served as a director of the Company since its inception, President and Chief Executive Officer since February 1995 and Chairman of the Board from April 1996 to May 1997. In February 1990, Mr. Meyer became Co-Chairman of the Board of the Company and, in January 1991, became Chairman of the Board of the Company, a position he held until June 1992. From May 1988 to July 1994, Mr. Meyer was a director of Ventura Entertainment Group Ltd., the former parent of the Company, ("Ventura") and, from May 1988 to December 1990, he was President of Ventura. Mr. Meyer was an Executive Producer of five of the Company's made-for-television movies and the television series, Hollywood Babylon. He was also executive producer of the made-for-television movie Against the Wall which was produced by the Company for Home Box Office. Mr. Meyer was nominated for the Producer of the Year by the Producers Guild of America for being the executive producer of this movie. In 1977, he co-produced the musical Annie for which he received the Antoinette Perry ("Tony") Award, the New York Drama Critics Circle Award, the Drama Desk Award, the Outer Critics Circle Award and the Cue Magazine Golden Apple Award. Mr. Meyer is a member of the Academy of Motion Picture Arts and Sciences and the Academy of Television Arts and Sciences. He received a Bachelor of Science degree from New York University.

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

            RHONDA BLOOM has served as Vice President - Development of the Company since June 1995. From 1990 to 1995, Ms. Bloom was Vice President - Development of the Larry Thompson Organization. Ms. Bloom received a Bachelor of Arts degree in Film from Wesleyan University and a Master of Arts degree in Film Production from the University of Southern California.

            MICHAEL D. DEMPSEY has served as a director of the Company since May 1996 and Chairman of the Board since May 1997. Mr. Dempsey is a senior partner of the law firm of Dempsey & Johnson, P.C., Los Angeles, California. Prior to his founding such firm, he was a partner at various other law firms including Lillick, McHose & Charles (now merged into Pillsbury, Madison & Sutro): Finley, Kumble, Wagner, Heine, Underberg, Manley, Meyerson & Casey; Meyerson & Casey; Meyerson & Kuhn; and Shea & Gould. Mr. Dempsey has been a practicing attorney for over 25 years. He graduated magna cum laude from San Fernando Valley State College (now California State University - Northridge) and holds a Juris Doctor degree from the University of California Los Angeles School of Law. Mr. Dempsey will resign as a director of the Company upon the closing of the Pending Grosso-Jacobson Transaction. See "Item 1. Description of Business - Pending Grosso-Jacobson Transaction."

            MICHAEL I. LEVY served as a director of the Company from February 1995 to May 22, 1997. Mr. Levy resigned as a director of the Company on May 22, 1997.

            BEN LICHTENBERG has served as a director of the Company since May 1996. Mr. Lichtenberg is currently a Managing Director of First Colonial Securities Group, an investment banking and brokerage firm headquartered in New Jersey. Prior to joining First Colonial in 1992, Mr. Lichtenberg served in similar capacities with other investment firms, including Butcher & Singer and Bryn Mawr
Investment Group. Prior thereto, he was employed as a certified public accountant. Mr. Lichtenberg is a graduate of the Wharton
School of the University of Pennsylvania. Mr. Lichtenberg will resign as a director of the Company upon the closing of the Pending Grosso-Jacobson Transaction. See "Item 1. Description of Business - Pending Grosso-Jacobson Transaction."

            The Delaware Supreme Court has held that directors duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation Law permits a corporation through its Certificate of Incorporation to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breach of fiduciary duty of care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek nonmonetary, equitable remedies such as injunction or rescission to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations and there may be instances in which no effective remedy is available.

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

            To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the two fiscal years ended June 30, 1995 and June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.


ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE
                                                                     Long Term
                                                                   Compensation
                                   Annual Compensation                 Awards
                        --------------------------------------     -------------
   (a)                   (b)       (c)      (d)       (e)              (g)
Name and                Fiscal                                        Options/
Principal               Year     Salary    Bonus      Other            SARs
Position                Ended    $         $         $                  #
--------                -----    ------    ------     -----           -----
Irwin Meyer             1997     312,000     -0-      18,000(3)         -0-
 President and
 Chief Executive        1996     281,000     -0-      68,016(2)         (5)
 Officer (1)                                          18,000(3)
                        1995     281,000     -0-      13,500(8)         -0-
                                                      18,000(3)
                                                      17,250(4)
Arthur Bernstein,       1997     160,000     -0-      12,000(3)     150,000
 Senior Vice            1996     109,040     -0-       9,000(3)         -0-
 President              1995      96,587   12,000      6,625(3)      25,000


William Melamed(7)      1997     250,000   307,928        -0-           -0-
 Jr., Senior Vice       1996     325,007(6)  -0-       12,000(3)      12,500
 President, TPEG        1995     129,878     -0-          -0-           -0-
 Management, Inc.

----------
(1) Includes amounts paid to Mountaingate Productions LLC ("Mountaingate") which provided or currently provide the Company with the services of Mr. Meyer and others. Also includes amounts paid to Mr. Meyer directly in his capacity as President and Chief Executive Officer of the Company.

(2)  Forgiveness of note receivable due from Mountaingate.

(3)  Automobile reimbursement.

(4) Advance against future compensation.

(5) The Company has granted options to purchase 75,000 shares of Common Stock at $2.00 per share to each of Alison and Patricia Meyer who are sisters and the adult children of Mr. Meyer. Mr. Meyer disclaims beneficial ownership of the stock options and the underlying shares of Common Stock held by Alison Meyer and Patricia Meyer. The Company has sold 500,000 shares of Common Stock to Mountaingate in exchange for promissory notes. See "Stock Sales" below. Alison Meyer and Patricia Meyer are the sole members of Mountaingate. Mr. Meyer disclaims beneficial ownership of the shares of Common Stock held by Mountaingate. The difference between the imputed interest rate and the stated interest rate on the notes receivable from Mountaingate may be deemed to be additional compensation to Mountaingate. During the year ended June 30, 1996, the Company entered into employment agreements with Mountaingate and Mr. Meyer.

(6)  Includes commissions of $194,902.

(7)  Resigned from the Company on June 30, 1997.

(8)  Participations in producer fees and net profits on projects produced.

                             OPTION/SAR GRANTS TABLE


              OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 1997

                   Individual Grants
 -------------------------------------------------

(a)                       (b)         (c)           (d)            (e)
                                      % of
                                      Total
                                      Options
                                      Granted
                                      in
                          Options     Fiscal       Exercise        Expiration
Name                      Granted     Year           Price             Date
----                      -------     ----           -----             ----
Arthur Bernstein(1)       150,000      75            $1.375        10/22/2001
Michael Dempsey(2)         25,000      12.5          $1.25          5/26/2000
Ben Lichtenberg(2)         25,000      12.5          $1.25          5/26/2000



----------
(1) On October 22, 1996, Arthur Bernstein was granted options to purchase 150,000 shares of common stock at an exercise price of $1.375 per share. These options represent 75% of the options granted during the year and expire on October 22, 2001.

(2) On May 26, 1997, Michael Dempsey and Ben Lichtenberg, as directors of the Company, were each granted options to purchase 25,000 shares of common stock at an exercise price of $1.25 per share. These options represent 12.5% each of the options granted during the year and expire on May 26, 2000.

                 OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE


AGGREGATED OPTIONS/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 1997
AND FISCAL YEAR-END OPTION/SAR VALUE

(a)           (b)         (c)               (d)               (e)

                                           Number of          Value of
                                           Unexercised        In-the-Money
                                           Options/SARS       Options/SARs
                                           at FY-End (#)      at FY-End ($)
              Shares     Value
Name          Acquired  Realized      Exercisable (E)      Unexercisable (UE)
----          --------  --------      ---------------      ------------------
Irwin
 Meyer(1)

Arthur
 Bernstein      -0-       $-0-        168,750 (E)        $   -0-        (E)

William
 Melamed(2)     -0-       $-0-         12,500 (E)        $   -0-        (E)


----------
(1) Does not include 75,000 exercisable options held by each of Alison Meyer and Patricia Meyer, who are sisters, and the adult children of Irwin Meyer. Mr. Meyer disclaims beneficial ownership of the options and the underlying shares of Common Stock held by Alison Meyer and Patricia Meyer.

(2)   Mr. Melamed resigned from the Company on June 30, 1997.


                        LONG-TERM INCENTIVE AWARDS TABLE

EMPLOYMENT AGREEMENTS AND RESIGNATIONS

            The Company has entered into an agreements with Irwin Meyer, for his services as Chief Executive Officer of the Company, and with Mountaingate Productions LLC ("Mountaingate") for the services of Mr. Meyer and others as producers and/or executive producers and to perform other duties. Mountaingate is a California limited liability company of which Alison Meyer and Patricia Meyer, the adult children of Mr. Meyer are the sole members. The agreement with Mountaingate provides for annual compensation of $262,000 plus a $1,500 monthly automobile reimbursement. The agreement with Mr. Meyer provides for annual compensation of $50,000. Both of these agreements expire on June 30, 1998. (As part of the pending Grosso- Jacobson Transaction, the Company has agreed to extend Mr. Meyer's employment agreement until June 30, 2002. See "Item
1. Description of Business - Pending Grosso-Jacobson Transaction."). The agreements are terminable by the Company in the event of Mr. Meyer's death or disability. In such event, the Company shall pay Mountaingate a guarantee fee of $262,000 for one year. The Company may also terminate these agreements "for cause" (as defined in these agreements). Mountaingate and Mr. Meyer may terminate their respective agreements in the event of a material breach thereof by the Company or for "good reason" (as defined in the agreements). In such event, the Company shall be obligated to pay all amounts due thereunder for the balance of their respective terms. In the event that the Company materially breaches either agreement after a "change in control" (as defined in these agreements), Mountaingate and Mr. Meyer, respectively, shall be entitled to a lump sum payment equal to three times their then current total annual compensation. These agreements replaced an agreement with AliPat Productions Ltd. ("AliPat") which provided the same services of Irwin Meyer and others. The agreement with AliPat was to expire on June 30, 1996 and provided for an annual base guarantee fee of $260,000 plus a $1,500 monthly automobile reimbursement. The Company also sold 500,000 shares of its Common Stock to Mountaingate in exchange for promissory notes. See "Item 12. Certain Relationships and Related Transactions".

            Mr. Arthur Bernstein is employed as Senior Vice President of the Company pursuant to an employment agreement, as amended, which expires on December 31, 1998. Mr. Bernstein's annual compensation is $160,000 plus a $1,000 monthly automobile reimbursement. In connection with the amendment of his employment agreement, Mr. Bernstein received a $12,000 bonus. (As part of the pending Grosso-Jacobson Transaction, the Company has agreed to extend Mr. Bernsteins's employment agreement until June 30, 2002. See "Item 1 Description of Business - Pending Grosso-Jacobson Transaction."). The agreement is terminable by the Company in the event of Mr. Bernstein's death or disability. In such event, the Company is obligated to pay the aforesaid compensation for one year. The Company may also terminate the employment agreement "for cause" (as defined in this agreement). Mr. Bernstein may terminate this agreement in the event of a material breach by the Company or for "good reason" (as defined in this agreement). In such event, the Company will be obligated to pay him all amounts due thereunder for the balance of its term and all unvested stock options held by him shall vest. In the event of a "change in control" (as defined in this agreement) of the Company, all stock options issued to Mr. Bernstein shall vest and the Company shall, at Mr. Bernstein's option, purchase shares of Common Stock owned by him at the then market price and shall acquire all of his stock options for the difference between the exercise price of such options and the greater of the price at which the new controlling entity acquired its interest in the Company or the then market price of the Common Stock.

            Mr. William Melamed was employed as Senior Vice President of TPEG Management, Inc., a wholly-owned subsidiary of the Company, pursuant to an employment agreement, as amended, that expired on June 30, 1997 and provided for annual compensation of $250,000. Mr. Melamed was also entitled to receive a bonus equal to 65% of the gross commissions collected by TPEG Management, Inc. during the period from June 1, 1996 to June 30, 1997 in excess of $450,000. In May 1996, all of the existing options to purchase an aggregate of 6,875 shares of Common Stock at prices of $9.75 and $13.00 per share held by Mr. Melamed were cancelled and the Company granted to him options to purchase 12,500 shares of Common Stock at an exercise price of $1.12 per share.

            Mr. Melamed resigned from the Company on June 30, 1997 and in lieu thereof the Company and Mr. Melamed's newly formed company, M2 Melamed Management LLC entered into an exclusive agreement in connection with the personal manangement activities described in Item 1.

            Ms. Lenore Nelson served as the Company's Vice President of Finance and Chief Financial Officer from July 1996 until June 1997.
Ms. Nelson resigned from the Company on June 2, 1997.


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

            A portion of the shares purchased by Mountaingate were subject to forfeiture and return to the Company (with a corresponding reduction in the related promissory note) in the event of, among other things, the termination of the employment of Mr. Meyer prior to the vesting date of such shares. Through June 30, 1996, 375,000 of the shares vested and the remaining 125,000 shares vested on June 30, 1997. Reference is made to Item 12 "Certain Relationships and Related Transactions" for information concerning the agreement be Mountaingate to return all of such shares to the Company in exchange for the cancellation of the promissory notes referred to above subject to Mountaingate's obligation to repay certain accured interest described therein.

COMPENSATION OF DIRECTORS

            No fees are paid to members of the Board of Directors of the Company for their services as members of the Board of Directors.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            As of September 12, 1997, the Company had 12,107,152 shares of Common Stock outstanding. The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of such date by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each of the officers and directors of the Company; and (iii) all officers and directors of the Company as a group. Except as indicated, shares beneficially owned by the persons listed in the following table are issuable upon exercise of immediately exercisable stock options.


                                       AMOUNT AND
                                       NATURE OF             PERCENT OF
NAME AND ADDRESS                       BENEFICIAL            OUTSTANDING
OF BENEFICIAL OWNER(1)                 OWNERSHIP(2)          COMMON STOCK
-----------------------                -------------         ------------
Alison Meyer(3)                          650,000                  5.6%
Patricia Meyer(3)                        650,000                  5.6%
Mountaingate Productions LLP(3)          500,000                  4.4%
Arthur Bernstein(7)                      168,750                  1.2%
Michael D. Dempsey(8)                     31,250                   *
Michael I. Levy(6)                        18,750                   *
Ben Lichtenberg (4)                       55,090                   *

All officers and directors
    as a group (5 persons)(5)            273,841                 2.0%


* Less than 1%
----------
(1)    The address of Alison Meyer, Patricia Meyer, Mountaingate Productions
       LLC and Messrs. Bernstein and Levy is 5757 Wilshire Boulevard, Penthouse One, Los Angeles, California 90036. The address of Mr. Dempsey is 1925 Century Park East, Suite 2350, Los Angeles, California 90067. The address of Mr. Lichtenberg is 401 N. Route 73, Marlton, New Jersey 08053.

(2) Beneficial owners of Common Stock possess sole voting and investment power with respect to the shares listed opposite their names.

(3) Includes options to purchase 75,000 shares of Common Stock held by each of Alison Meyer and Patricia Meyer by virtue of them being sisters. Also includes 500,000 shares of Common Stock owned by Mountaingate by virtue of Alison Meyer and Patricia Meyer being the sole members of Mountaingate, however, such 500,000 shares were returned by Mountaingate to the Company for cancellation as of June 30, 1997 are no longer deemed outstanding.

(4) Consists of 303 shares of Common Stock and 6,250 shares of Common Stock issuable upon exercise of currently exercisable stock options and owned by First Colonial Securities Profit Sharing Plan FBO Ben Lichtenberg, 3,288 shares of Common Stock issuable upon conversion of the Company's Series A Preferred

      Stock, 25,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Lichtenberg on May 26, 1997 and 20,250 shares of Common Stock issuable upon the exercise of underwriter s options held by Mr. Lichtenberg and conversion and exercise of the securities to be received upon such exercise.

(5) Does not include shares listed as being held by Alison Meyer, Patricia Meyer and Mountaingate as Irwin Meyer disclaims beneficial ownership of such options and shares of Common Stock.

(6)   Mr. Levy resigned as a director of the Company on May 22, 1997.

(7) Includes options to purchase 150,000 shares of Common Stock granted on October 22, 1996 and which expire on October 22, 2001.

(8) Includes options to purchase 25,000 shares of Common Stock granted on May 26, 1997 and which expire on May 26, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            During the year ended June 30, 1996, an agreement to provide the services of the present Chief Executive Officer was terminated and the outstanding balance of advances, including accrued interest, in the aggregate amount of $68,016 was forgiven by the Company. During the year ended June 30, 1996, the Company entered into an agreement to provide substantially similar services with Mountaingate Productions, LLC, a company of which the adult children of this Chief Executive Officer are the sole members ("Mountaingate"). This agreement provides for base compensation and other direct payments through June 30, 1998 in the annual amount of $280,000. The Company also entered into an employment agreement with its Chief Executive Officer which provides for annual compensation of $50,000 through June 30, 1998.

            During the year ended June 30, 1996, the Company sold an aggregate of 525,000 shares of its common stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes. Of these shares, 500,000 were sold to Mountaingate for $1,000,000 principal amount of promissory notes and 25,000 shares were sold to a then officer and director of the Company for $50,000 principal amount of promissory notes. The principal amounts of the promissory notes received by the Company are payable as follows: April 1, 1997- $131,250; October 1, 1998 - $131,250; and October 1, 2000 - $787,500. Interest on these notes is computed at an annual rate of 7%, compounded semi-annually and is payable with the principal of the notes. The notes are secured by the purchased shares with the personal liability of the purchaser limited to 25% of the principal amount (aggregate - $262,500) plus accrued interest thereon.

            The 500,000 shares purchased by Mountaingate were subject to forfeiture and return to the Company (together with the related promissory note) in the event of, among other things, the termination of the employment of the Company's Chief Executive Officer.

            Effective June 30, 1997 Mountaingate agreed to return the shares to the Company to be canceled and the Company agreed to cancel the promissory notes. Mountaingate has agreed to pay to the Company the 25% maximum recourse liability of $50,631 in accrued interest at June 30, 1997 and the balance of $129,142 accrued interest was written off.

            The former officer and Director of the Company has not paid the first installment due on April 1, 1997, of $6,250 principal plus accrued interest under his $50,000 promissory note related to the purchase of the 25,000 shares of Common stock described above. The Company made demand for this payment and foreclosed on the 25,000 shares of Common Stock which were the collateral securing the promissory note. The note balance including $4,000 of interest has been written off as of June 30, 1997 and the 25,000 shares of common stock have been canceled.

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

            In January 1997, the Company agreed to compensate Michael I. Levy, a former outside Board member, for his executive producer services on a television movie project entitled "Marabunta". At June 30, 1997 the project is in production and the Board Member is being paid $75,000 and is entitled to 60% of the project's net profit (as defined).

            During Fiscal 1997, the Company paid the legal firm of which the current Chairman of the Board is a partner approximately $273,000 for legal services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits - The following documents required by Item 601 of Regulation S-B are filed as exhibits or are incorporated by reference herein.

            Exhibit
Number      Description
------      -----------
3.1         Restated Certificate of Incorporation of Registrant, dated June 24,
            1993 (4)

3.2         Certificate of Designation, as filed December 14, 1994
             with the Secretary of State of the State of Delaware.(4)

 3.3 Amendment to Certificate of Incorporation, filed June 3, 1996 with the Secretary of State of the State of Delaware. (4)

 3.4         By-Laws of Registrant (5)

 3.5         Amendment No. 1 to By-Laws of Registrant (5)

10.1         Stock Option Plan (1)

10.1 (a)     Amendment to Stock Option Plan (2)

10.20 Production Agreement dated as of October 1, 1996 between The Producers Entertainment Group Ltd. and Mountaingate Productions LLC f/s/o/ Irwin Meyer and others (3)

10.21 Employment Agreement dated as of October 1, 1995 between The Producers Entertainment Group Ltd and Irwin Meyer (3)

10.23 Stock Purchase Agreement (including promissory note) dated as of November 14, 1995 between The Producers Entertainment Group Ltd. and Mountaingate Production LLC (3)

10.24 Stock Purchase Agreement (including promissory note) dated as of November 14, 1995 between The Producers Entertainment Group Ltd. and Charles Weber (3)

22.          Subsidiaries of the Registrant (6)

27.          Financial Data Schedule (6)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1. Registration Number 33-30925.

(2) Incorporated by reference to the Company s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1992.

(3) Incorporated by reference to the Company s Form 10-QSB for the quarter ended December 31, 1995.

(4)  Incorporated by reference to the Company's Form 8-K dated June 18, 1996.

(5) Incorporated by reference to the Company's Registration Statement on Form S-1. Registration Number 33-42193.

(6)  Incorporated by reference to the Company's Form 8-K dated June 16, 1996.

(7)  Filed herewith.

                                   Signatures

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     The Producers Entertainment Group Ltd.




Dated: October     , 1997            By: /s/ IRWIN MEYER
                                        ------------------------
                                        Irwin Meyer, President


            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                        Title                            Date
     ---------                        -----                            ----
/s/ IRWIN MEYER                President, and Chief             October   , 1997
------------------------       Executive Officer and
Irwin Meyer                    Director


/s/ ARTHUR H. BERNSTEIN        Senior Vice President,           October   , 1997
------------------------       Secretary, Acting Chief
Arthur Bernstein               Accounting Officer and
                               Director


/s/ MICHAEL DEMPSEY            Chairman of the Board and        October   , 1997
------------------------       Director
Michael Dempsey


------------------------       Director                         October   , 1997
Benjamin Lichtenberg


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors..............................................F-2


Consolidated Balance Sheet - June 30, 1997..................................F-3


Consolidated Statements of Operations -
      Years Ended June 30, 1997 and 1996 ...................................F-4


Consolidated Statements of Shareholders' Equity -
     Years Ended June 30, 1997 and 1996 ....................................F-5


Consolidated Statements of Cash Flows -
     Years Ended June 30, 1997 and 1996 ............................F-6 and F-7


Notes to Consolidated Financial Statements.....................F-8 through F-19

Board of Directors
The Producers Entertainment Group Ltd.
Los Angeles, California


                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of The Producers Entertainment Group Ltd. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Producers Entertainment Group Ltd. and Subsidiaries as of June 30, 1997 and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.








KELLOGG & ANDELSON
ACCOUNTANCY CORPORATION
Sherman Oaks, California
September 17, 1997

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997


                                     ASSETS

Cash and cash equivalents                                           $ 1,037,130
Short-term investments                                                2,698,568
Accounts receivable, less allowance of $12,934                          103,895
Receivables from related parties                                         53,645
Prepaid Expenses                                                         24,895
Film costs, net                                                       2,144,459
Right to receive revenue                                                196,105
Fixed assets, at cost, less accumulated
     depreciation and amortization of $217,157                           80,636
Covenant not to compete, less accumulated
     amortization of $184,000                                           391,000
Other assets                                                             61,386
                                                                    -----------
            Total assets                                            $ 6,791,719
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable and accrued expenses                               $   227,325
Dividends Payable                                                       212,500
Deferred Revenue                                                      2,641,666
                                                                    -----------
            Total liabilities                                         3,081,491
                                                                    -----------
COMMITMENTS                                                                 -

SHAREHOLDERS' EQUITY:
     Preferred stock, $.001 par value
        Authorized 20,000,000 shares
        Issued and outstanding 1,000,000 shares - Series A                1,000
     Common stock, $.001 par value
        Authorized - 50,000,000 shares
        Issued - 12,387,761
        Outstanding - 12,107,152                                         12,387
     Additional paid-in capital                                      22,531,786
     Accumulated deficit                                            (17,824,753)
                                                                    -----------
                                                                      4,720,420
     Treasury stock, 280,609 shares at cost                          (1,010,192)
                                                                    -----------
            Net shareholders' equity                                  3,710,228
                                                                    -----------
            Total liabilities and shareholders equity               $ 6,791,719
                                                                    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                                          1997          1996
                                                     -----------    -----------
Revenues                                             $   782,181    $ 5,367,498
                                                     -----------    -----------

Costs related to revenue:
   Amortization of film costs                            503,552        857,199
   Costs of projects sold                                 76,321      2,579,277
                                                     -----------    -----------
         Total costs related to revenue                  579,873      3,436,476
                                                     -----------    -----------
Net revenues                                             202,308      1,931,022

Write-off of projects in development                     212,920        103,404

General and administrative expenses                    4,151,252      3,567,611
                                                     -----------    -----------
                 Operating (loss)                     (4,161,864)    (1,739,993)
                                                     -----------    -----------
Other income (expense):
  Interest and dividend income                           224,570         80,260
  Interest and financing expense                        (156,975)       (22,920)
  Write off of notes receivable and other assets        (387,295)            -
  Settlement of lawsuits                                (160,479)       303,003
  Forgiveness of receivable from related party             -            (68,016)
                                                     -----------    -----------
                 Total other income (expense)           (480,179)       292,327
                                                     -----------    -----------
Net (loss)                                            (4,642,043)    (1,447,666)

Dividend requirement of Series A Preferred Stock        (425,000)      (425,000)
                                                     -----------    -----------
Net (loss) applicable to common shareholders          (5,067,043)   $(1,872,666)
                                                     ===========    ===========
Net (loss) per common share                          $     (0.47)   $     (0.63)
                                                     ===========    ===========
Weighted average number of common
 shares outstanding                                   10,692,684      2,967,483
                                                     ===========     ==========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

              PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1996 AND 1997

                                        Series A
                                    Preferred Stock             Common Stock
                                ------------------------    -------------------      Additional
                                  Shares         Amount     Shares      Amount    Paid-in Capital
                                ----------     ---------    -------    --------   ---------------
Balance at July 1, 1995         1,000,000      $   1,000   2,847,192   $  2,847    $ 15,329,756

Issuance of common stock
   in payment of dividends
   on preferred stock                 --                     213,627        214            (214)

Sale of common stock
   to related parties
   for notes receivable               --                     525,000        525         784,475

Net (loss)                            --             --           --         --              --
                                 ---------     --------   ----------   ---------   ------------
Balance at June 30, 1996         1,000,000        1,000    3,585,819      3,586      16,114,017

Issuance of common stock
   in payment of  dividends
   on series A preferred
   stock                              --             --       94,442         94             (94)

Issuance of common stock
   in settlement of lawsuit           --             --       32,500         32          36,530


Sale of units in Public
   offering,  net proceeds            --             --    9,200,000      9,200       7,590,808

Cancellation of notes
   receivable from common
   stock                              --             --     (525,000)      (525)       (784,475)

Dividends paid on Series A
   preferred stock                    --             --           --         --        (425,000)

Net (loss)                            --             --           --         --              --
                                 ---------     --------   ----------   ---------   ------------
Balance at June 30, 1997         1,000,000     $  1,000   12,387,761   $ 12,387    $ 22,531,786
                                 =========     ========   ==========   =========   ============


                                                                       Net
                                  Accumulated      Treasury       Shareholders'
                                    Deficit          Stock           Equity
                                 ------------    ------------    --------------
Balance at July 1, 1995          $(11,735,044)   $(1,010,192)     $ 2,588,367

Issuance of common stock
   in payment of dividends
   on preferred stock                    --             --               --

Sale of common stock
   to related parties
   for notes receivable                  --             --            785,000

Net (loss)                         (1,447,666)          --         (1,447,666)
                                 ------------    -----------      -----------
Balance at June 30, 1996          (13,182,710)    (1,010,192)       1,925,701

Issuance of common stock
   in payment of dividends
   on series A preferred stock           --             --               --

Issuance of common stock
   in settlement of lawsuit              --             --             36,562


Sale of units in Public
   offering,  net proceeds               --             --          7,600,008

Cancellation of notes
   receivable from common
   stock                                 --             --           (785,000)

Dividends paid on Series A
   preferred stock                       --             --           (425,000)

Net (loss)                         (4,642,043)          --         (4,642,043)
                                 ------------    -----------      -----------
Balance at June 30, 1997         $(17,824,753)   $(1,010,192)     $ 3,710,228
                                 ============    ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1997

                                                                                          1 9 9 7             1 9 9 6
                                                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                         $(4,642,043)           $(1,447,666)
   Adjustments to reconcile net (loss) to net
      cash (used in) operating activities:
         Amortization of film costs                                                       503,552                857,199
         Amortization of covenant-not-to compete                                          184,000                   --
         Depreciation                                                                      34,448                 33,364
         Cancellation of interest receivable                                                4,000                   --
         Write off of notes receivable and other assets                                   387,295                   --
         Unrealized loss on short-term investments                                         22,411                   --
         Write-off of projects in development                                                --                  103,404
         (Gain) from settlement of lawsuits                                                  --                 (303,003)
         Cash received from settlement of lawsuits                                           --                  517,500
         Forgiveness of receivable - related party                                           --                   68,016
         Amortization of imputed interest discount                                       (109,189)               (67,000)
         Issuance of shares of common stock for settlement of lawsuit                      36,562                   --
         Changes in assets and liabilities:
            Decrease in accounts receivable                                               118,305                138,633
            Decrease (increase) in notes receivable and interest receivable               140,030               (260,000)
            Decrease (increase) in other assets                                            68,698               (129,281)
            (Decrease) increase in accounts payable and accrued expenses                 (205,811)                56,618
            (Decrease) increase in deferred revenue                                     2,641,666               (598,708)
                                                                                      -----------            -----------

   Net cash (used in) operating activities                                               (816,076)            (1,030,924)
                                                                                      -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                                                  (2,720,979)                  --
   Additions to film costs                                                             (1,875,234)               (87,479)
   Purchases of equipment                                                                 (64,842)                (7,166)
   (Increase) decrease in receivables from related parties                                (34,662)                29,230
   Acquisition of  covenant not-to-compete                                               (575,000)                  --
                                                                                      -----------            -----------

   Net cash (used in) investing activities                                             (5,270,717)               (65,415)
                                                                                      -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of units in public offering                                                     7,600,008                   --
   Proceeds from borrowings                                                                  --                  700,000
   Repayments of  borrowings                                                             (600,000)              (100,000)
   Payment of dividend on preferred stock                                                (212,500)                  --
                                                                                      -----------            -----------

   Net cash provided by financing activities                                            6,787,508                600,000
                                                                                      -----------            -----------

   Net (decrease) increase in cash and cash equivalents                                   700,715               (496,339)

Cash and cash equivalents:
   Beginning of period                                                                    336,415                832,754
                                                                                      -----------            -----------

   End of period                                                                      $ 1,037,130            $   336,415
                                                                                      ===========            ===========


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


CASH PAID FOR:
   Interest                                                                           $    19,472            $     1,700
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

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   As discussed in Note 5, during the year ended June 30, 1997, the Company issued 32,500 shares of its common stock in settlement of a lawsuit.

   During the years ended June 30, 1997 and 1996, the Company issued 94,442 and 213,627 shares of its common stock, respectively, in payment of dividends on its Series A preferred stock.

   As discussed in Note 5, during the year ended June 30, 1996, the Company sold an aggregate of 525,000 shares of its common stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes. The stock sales and notes receivable were canceled in the year ended June 30, 1997.



               The accompanying notes are an integral part of the
                       consolidated financial statements.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------


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


             Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.


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


             Cash and Cash Equivalents

             Cash and cash equivalents include U.S. Treasury Bills, money market funds, and certificates of deposit with a maturity of three months or less.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1  -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
             ------------------------------------------------------

             Short-term Investments

             The Company adopted Statement of Financial Accounting Standards
             (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The Company determined all of its investments currently held in debt and equity securities are trading securities as defined by SFAS 115 and as such are reported at fair value.


                                                 Unrealized      Fair Market
Trading Securities              Cost                Loss            Value
------------------              ----                ----            -----
U.S. Government Securities      $1,720,000       $  (22,411)     $ 1,697,589

Mutual Fund                      1,000,979               --        1,000,979
                                ----------       ----------      -----------
                                $2,720,979       $  (22,411)     $ 2,698,568
                                ==========       ==========      ===========

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

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1  -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
             ------------------------------------------------------

             Depreciation and Amortization

             Depreciation and amortization of fixed assets (consisting of furniture, equipment and leasehold improvements) is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

             Covenant-not-to Compete

             The covenant-not-to compete was the result of litigation settlement with a former officer and is being amortized over the covenant period which ends December 31, 1998.

             Unclassified Balance Sheet

             The Company has elected to present unclassified balance sheets in accordance with SFAS No. 53.

             Net (Loss) Per Common Share

             Net (loss) per common share has been computed after deducting (in 1997 and 1996) the dividend requirement of the Company's Series A Preferred Stock from net (loss) and is based on the weighted average number of common shares outstanding during the periods.
             The assumed conversion of the Series A Preferred Stock and the assumed exercise of outstanding stock purchase warrants and options have not been included because the effect would be anti-dilutive.

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

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1  -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
             ------------------------------------------------------

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


NOTE 2  -    LIQUIDITY AND CAPITAL RESOURCES
             -------------------------------

             The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the continuation of the Company as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the years ended June 30, 1997 and 1996, the Company incurred net losses of $4,642,043 and $1,447,666, respectively. During fiscal year ended June 30, 1997 and 1996, net cash used in operating activities was $816,076 and $1,030,924, respectively. At June 30, 1997, the
             Company had cash, short-term investments and accounts receivable aggregating $3,839,593 and accounts payable, accrued expenses and dividends payable aggregating $439,825. At June 30, 1997 the Company had shareholders equity of $3,710,228 including an accumulated deficit of $17,824,753.

             The Company's cash commitments for the year ending June 30, 1998 include payment of its current liabilities of $439,825, compensation to officers and key independent contractors and office rent of approximately $1,016,000. The Company also incurs other costs such as salaries, related benefits, professional fees, office and other expenses. For the year ended June 30, 1997, general and administrative expenses, aggregated $4,151,252. Dividends on the Company's Series A Preferred Stock aggregate $425,000 annually.
             The Company's operations have been financed in large part by the net proceeds received from prior public offerings of its securities and proceeds received from exercise of stock options and warrants. At June 30, 1997, substantially all of the Company's outstanding stock options and warrants were exercisable at prices substantially above the market price of the Company's common stock. The Company has no arrangements for external sources of liquidity such as bank line of credit.

             The Company is releasing a new film project in October 1997 and has a number of projects in development.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2  -    LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
             -------------------------------------------

             The Company is in the process of acquiring Grosso-Jacobson Entertainment Corp. (see Note 4). If the merger is completed, the combined operations of the Companies are expected to generate net income and positive cash flows for the fiscal year ending June 30, 1998, although no assurances have been given that these results will be achieved.



NOTE 3  -    PUBLIC OFFERING OF SECURITIES
             -----------------------------

             On December 1994, the Company completed a public offering of its securities, selling 1,000,000 units at a price of $5.00 per unit for net proceeds of $4,176,467. Each unit consisted of one share of nonvoting Series A 8.5% Convertible Preferred Stock (Series A Stock) and one Class B Warrant. In connection with this offering, the underwriter received a five-year option to purchase 100,000 units at a price of $7.00 per unit. Each share of Series A Stock has a liquidating preference of $5.00 (aggregate - $5,000,000), is convertible into 1.25 shares of common stock (aggregate 1,250,000 shares) at any time and is entitled to cumulative quarterly dividends at the annual rate of $.425 (aggregate - $425,000) and may, at the Company's option, be paid either in cash or in shares of the Company's common stock valued at the then market price. In connection with the September 1996 offering (see below), the Company has agreed that it will not pay dividends on the Series A Stock in shares of Common stock without the consent of the underwriter through March 1998. Each Class B warrant is exercisable for .25 of a share of common stock at a price of $8.00 per share through December 1997. The Company may redeem the Class B Warrants at a price of $.01 each if the defined market price of the Company's common stock is at least $10.40 per share.

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

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3  -    PUBLIC OFFERING OF SECURITIES - CONTINUED
             -----------------------------------------

             On September 17, 1996, the Company completed a public offering of its securities, selling 2,000,000 units at a price of $4.00 each and a 45 day option (which was exercised) to the underwriter for 300,000 units at a price of $3.60 each. Net proceeds were $7,600,008. Each unit consists of four shares of common stock (aggregate - 9,200,000) and two Redeemable Warrants (aggregate - 4,600,000). Each Redeemable Warrant is exercisable for one share of common stock at a price of $1.75 through September 2001 and is subject to redemption by the Company at a price of $.05 under certain circumstances commencing in September 1997.

NOTE 4  -    PENDING ACQUISITION OF GROSSO-JACOBSON ENTERTAINMENT CORP.
             ----------------------------------------------------------

             On September 15, 1997 the Company signed definitive agreements with respect to a transaction first announced in late April 1997, to acquire 100% of the outstanding stock of the three entities that comprise the New York, Los Angeles and Toronto based Grosso-Jacobson Companies (the "Pending Grosso-Jacobson Transaction").
             The acquired companies are: the Grosso-Jacobson Entertainment Corporation, Grosso-Jacobson Productions, Inc. and Grosso-Jacobson Music Company, Inc. (the "Grosso-Jacobson Companies"). To implement the Pending Grosso-Jacobson Transaction, the Company formed three new subsidiaries which, upon closing, will merge with Grosso-Jacobson Companies pursuant to three substantially identical merger agreements (the "Merger Agreements"). The total consideration to be paid upon closing to Salvatore Grosso and Lawrence S. Jacobson, the sole shareholders of the Grosso-Jacobson Companies, pursuant to the Merger Agreements will be $8,000,000, payable through the issuance of an aggregate of 6,666,666 shares of the Company's Common Stock valued at an issue price of $1.20 per share
             (the "Merger Shares").

NOTE 5 -     RELATED PARTY TRANSACTIONS
             --------------------------

             During the year ended June 30, 1996, an agreement to provide the services of the present Chief Executive Officer was terminated and the outstanding balance of advances, including accrued interest, in the aggregate amount of $68,016 was forgiven by the Company.

             During the year ended June 30, 1996, the Company entered into agreement to provide substantially similar services with a company of which the adult children of this Chief Executive Officer are the sole members (the "Loan-Out Company"). This agreement provides for base compensation and other direct payments through June 30, 1998 in the annual amount of $280,000. The Company also entered into an employment agreement with its Chief Executive Officer which provides for annual compensation of $50,000 through June 30, 1998.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 -         RELATED PARTY TRANSACTIONS - CONTINUED
                 --------------------------------------

                 During the year ended June 30, 1996, the Company sold an aggregate of 525,000 shares of its common stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes. Of these shares, 500,000 were sold to the Loan- Out Company for $1,000,000 principal amount of promissory notes and 25,000 shares were sold to a then officer and director of the Company for $50,000 principal amount of promissory notes. The principal amounts of the promissory notes received by the Company are payable as follows: April 1, 1997- $131,250; October 1, 1998 - $131,250; and October 1, 2000 -
                 $787,500. Interest on these notes is computed at an annual rate of 7%, compounded semi-annually and is payable with the principal of the notes. The notes are secured by the purchased shares with the personal liability of the purchaser limited to 25% of the principal amount (aggregate - $262,500) plus accrued interest thereon.

                 Effective June 30, 1997 the Loan-Out company agreed to return the shares to the Company to be canceled and the Company agreed to cancel the promissory notes. The Loan-out company has agreed to pay the Company the 25% maximum personal liability ($50,631) accrued interest at June 30, 1997 and the balance of $129,142 accrued interest was written off.

                 The former officer and Director of the Company has not paid the first installment due on April 1, 1997, of $6,250 principal plus accrued interest under his $50,000 promissory note related to the purchase of the 25,000 shares of Common stock described above. The Company made demand for this payment and foreclosed on the 25,000 shares of Common Stock which were the collateral securing the promissory note. The note balance including $4,000 of interest has been written off as of June 30, 1997 and the 25,000 shares of common stock have been canceled.

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

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 -         RELATED PARTY TRANSACTIONS - CONTINUED
                 --------------------------------------

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

                 In January 1997, the Company agreed to compensate a present outside Board member for his executive producer services on a television movie project entitled
                 "Marabunta". At June 30, 1997 the project is in production and the Board Member is being paid $75,000 and is entitled to 60% of the project's net profit (as defined).

                 During fiscal year June 30, 1997, the Company paid the legal firm of which the current Chairman of the Board is a partner approximately $273,000 for legal services.



NOTE 6           SETTLEMENT OF LITIGATION

                 During the year ended June 30, 1997, the Company settled certain litigation relating to DSL Entertainment JV by paying $50,000 in cash and issuing 32,500 shares of the Company's Common Stock valued at $1.125 per share to Cypress Entertainment LP.

                 On November 4, 1996, the Company settled its litigation with a former officer and Director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required the Company to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with the Company through December 31, 1998.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7  -        DISTRIBUTION RIGHTS
                 -------------------

                 During the year ended June 30, 1995, the Company transferred a completed television series with a net carrying value of $291,241 in exchange for the right to receive a portion of the distribution revenue from the series. This amount has been written down by $95,136 to reflect the present value of this right. During the year ended June 30, 1996, the Company sold the domestic distribution rights to one of its fully amortized completed projects in exchange for a $260,000 principal amount promissory note. Required principal payments on this note are as follows: June 14, 1997 - $100,000; June 14, 1998 - $100,000; and June 14, 1999 - $60,000. Interest
                 is computed at the annual rate of 12% and is payable with each principal payment. The note is secured by the distribution rights sold and requires mandatory repayments, both as to principal and interest, in an amount equal to 85% of the distribution revenues received from this series. This promissory note is in default since the first installment was not received by the Company and the $260,000 note receivable and accrued interest of $32,159 has been written off as uncollectible as of June 30, 1997.


NOTE 8 -         FILM COSTS
                 ----------

                 Film costs consists of the following:


                    Completed projects                           $   5,989,327

                    Less: accumulated amortization                   5,839,327
                                                                 -------------
                    Released, net of amortization                      150,000

                    Productions in progress                          1,579,840

                    Projects in development                            414,619
                                                                 -------------
                                                                 $   2,144,459
                                                                 =============

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

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 -     FILM COSTS - CONTINUED
             ----------------------

             Write-offs of projects in development for the years ended June 30, 1997 and 1996 aggregated $212,920 and $335,233, respectively. Based on management's present estimate of future revenues at June 30, 1997, substantially all of the unamortized costs of completed projects will be amortized by June 30, 1999.

NOTE 9  -    STOCK OPTIONS AND WARRANTS
             --------------------------

             The Company's stock option plan authorizes the granting of stock options to officers and key employees to purchase an aggregate of 250,000 shares of common stock. No options may be granted after August 1999. The Company may also grant other stock options outside its stock option plan. As of June 30, 1996, an aggregate of 626,916 stock options had been granted at prices ranging from $1.12 to $13.00 per share. During the year ended June 30, 1997, an aggregate of 260,000 stock options were granted at prices ranging from $1.12 to $1.75 per share and 88,333 options at $1.12 to $13.00 expired or were canceled. All of the 798,584 stock options outstanding at June 30, 1997 are exercisable.

             The Company is using APB Opinion No. 25 "Accounting for Stock Issues to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company made no adjustments to its compensation expense or equity accounts for the grant of options for the years ended June 30, 1997 and 1996.

             If the Company had adopted FASB 123 "Accounting for Stock Based Compensation" in its accounting treatment for employees, then the Company would have recognized compensation expense related to the granting of stock options. Using the Black-Scholes pricing model to evaluate the fair market value of the options, the Company would have recorded a compensation expense of $141,458 for vested options in fiscal 1997. This additional expense would have increased the net loss to ($5,113,586) or ($.48) per share for the year ended June 30, 1997.

             In addition to the 4,600,000 Redeemable Warrants exercisable at $1.75 per share of Common Stock issued in connection with the September 1996 public offering, there are approximately 927,554 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 500,000 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the Bridge Warrants were automatically exchanged for 500,000 Redeemable Warrants exercisable at $1.75 per share. The Company has other existing warrants outstanding to purchase an aggregate of 427,554 shares of Common Stock at prices ranging from $7.70 to $14.40 per share. There were a total of approximately 5,527,554 warrants outstanding as of June 30, 1997.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9  -        STOCK OPTIONS AND WARRANTS - CONTINUED
                 --------------------------------------

                 In connection with its December 1994 public offering the Company issued warrants to the underwriter to purchase
                 100,000 units consisting of an aggregate of 100,000 shares of Series A Stock and 25,000 Class B Warrants at a price of $7.00 per unit.


NOTE 10  -       EMPLOYMENT AGREEMENTS
                 ---------------------

                 The Company has entered into agreements for the services of certain of its officers and others. These agreements expire through June 30, 1999 and provide for approximate aggregate base payments as follows for the years ending June 30, 1998 - $745,000 and 1999 - $212,500 ($1,212,500 including Grosso-
                 Jacobson). Certain of these agreements provide for payments by the Company in the event of death, disability, termination or a change in control of the Company.


NOTE 11 -        INCOME TAXES
                 ------------

                 The Company files its income tax returns using an October 31 year-end. At June 30, 1997 the Company has net operating loss
                 (NOL) carryforwards which, if not used, will expire as follows:


Tax Year End
  October 31,                     Federal               California
  -----------                     -------               ----------
    1997                       $         0            $    377,569
    1998                                 0                 435,994
    1999                                 0               1,690,608
    2000                                 0               1,759,834
    2001                                 0               1,533,133
    2002                                 0               1,236,964
    2005                           755,137                       0
    2006                           871,987                       0
    2008                         3,381,216                       0
    2009                         3,519,668                       0
    2010                         3,066,267                       0
    2011                         2,473,928                       0
                                ----------            ------------

Net operating loss
    carryforward               $14,068,203            $  7,034,102
                               ===========            ============



             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -             INCOME TAXES - CONTINUED
                      ------------------------


Deferred tax assets                       $5,437,000
Less valuation allowance                  (5,437,000)
                                          ----------

                                          $        0
                                          ==========

                 Utilization of the NOL carryforwards in any one year may be limited by, among other things, alternative minimum tax rules and restrictions caused by changes in the Company's stock ownership (Internal Revenue Code Section 382). The 1996 ownership changes result in an annual Sec. 382 NOL limitation of approximately $945,700.



NOTE 12  -       COMMITMENTS AND CONTINGENCIES
                 -----------------------------

                 During September 1997, the Company relocated its office and entered into a new operating lease arrangement. The Company's office lease provides for a minimum annual base rental and payment of certain defined operating expenses. The old lease expired September 30, 1997 and the minimum rent payable for the years ending June 30 are as follows: 1998 - $57,195. The new lease expires November 30, 1999 and the minimum rent payable for the years are as follows: 1998 - $214,110, 1999 - $214,110, and 2000 - $89,215. Rent expense for the years ended June 30, 1996 and 1997 was $149,607 and $251,171, respectively.

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