Form 10-Q
period 1997-09-30
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1997-11-13
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                               -------------------

       For Quarter Ended September 30, 1997 Commission file number 0-18410

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
             (Exact name of registrant as specified in its charter)


          Delaware                                              95-4233050
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

              5757 Wilshire Blvd., PH1, Los Angeles, CA      90036
--------------------------------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code (310) 634-8634
                                                           --------------

             9150 Wilshire Blvd., Suite 205, Beverly Hills, CA 90212
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES [X]   NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


   COMMON STOCK , $.001 PAR VALUE-- 12,387,761 SHARES AS OF SEPTEMBER 30, 1997

Part 1.  Financial Information
Item 1.  Financial statements

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
AND PRO FORMA PRESENTATION OF POOLED INTEREST WITH THE GROSSO JACOBSON COMPANIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                                                      THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                      ----------------------------------------

                                                                      September 30, 1997        June 30, 1997
                                                                          (unaudited)         (see note below)
                                                                      ----------------------------------------

                                                       ASSETS

Cash and cash equivalents                                                $  2,096,665           $  1,037,130
Short term investments                                                              -              2,698,568
Accounts receivable, net trade                                                104,493                106,909
Due from related parties                                                       50,631                 50,631
Prepaid expenses                                                                    -                 24,895
Film costs, net                                                             3,367,605              2,144,459
Right to receive revenue                                                      196,105                196,105
Fixed assets, net                                                             119,115                 80,636
Covenant not to compete                                                       322,000                391,000
Deferred tax asset                                                                  -                      -
Other assets                                                                  177,472                 61,386
                                                                         ------------           ------------
TOTAL ASSETS                                                             $  6,434,086           $  6,791,719
                                                                         ------------           ------------

                                        LIABILITIES AND SHAREHOLDERS EQUITY

Accounts payable and accrued expenses                                    $    139,358           $    227,325
Dividends payable                                                             212,500                212,500
Deferred income                                                             2,641,666              2,641,666
Loans payable                                                                 416,000                      -
Other                                                                             (14)                     -
                                                                         ------------           ------------
TOTAL LIABILITIES                                                        $  3,409,510           $  3,081,491


Stockholders equity:

Preferred Stock, $.001 par value, authorized 10,000,000 shares,
  issued and outstanding 1,000,000 shares - Series A                            1,000                  1,000

Common Stock, $.001 par value, authorized 50,000,000 shares
  issued and outstanding 12,387,761 and 12,387,761 shares
  (PRO FORMA COMBINED WITH THE GROSSO JACOBSON COMPANIES
  COMMON STOCK, $.001 PAR VALUE, AUTHORIZED 50,000,000 SHARES
   ISSUED AND OUTSTANDING 19,054,427 AND 19,054,027)                           12,387                 12,387

Additional paid in capital                                                 22,531,786             22,531,786

Accumulated deficit and dividends                                         (18,510,405)           (17,824,753)
                                                                         ------------           ------------
                                                                            4,034,768              4,720,420

Treasury stock, 280,609 shares at cost                                     (1,010,192)            (1,010,192)
                                                                         ------------           ------------
Net shareholders' equity                                                 $  3,024,576           $  3,710,228
                                                                         ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  6,434,086           $  6,791,719
                                                                         ------------           ------------






                                                                           PRO FORMA ADJUSTMENTS (NOTE 6)
                                                                      --------------------------------------

                                                                      September 30, 1997       June 30, 1997
                                                                         (unaudited)              (note)
                                                                      --------------------------------------

                                                       ASSETS

Cash and cash equivalents                                               $    171,841           $    307,740
Short term investments                                                             -                      -
Accounts receivable, net trade                                             1,089,304                415,319
Due from related parties                                                           -                      -
Prepaid expenses                                                                   -                      -
Film costs, net                                                            2,848,451              2,273,250
Right to receive revenue                                                           -                      -
Fixed assets, net                                                                  -                  1,858
Covenant not to compete                                                            -                      -
Deferred tax asset                                                            51,300                 51,300
Other assets                                                                   2,400                  2,400
                                                                        ------------           ------------
TOTAL ASSETS                                                            $  4,163,296           $  3,051,867
                                                                        ------------           ------------

                                        LIABILITIES AND SHAREHOLDERS EQUITY

Accounts payable and accrued expenses                                   $    841,198           $    565,447
Dividends payable                                                                  -                      -
Deferred income                                                            2,464,636              2,628,203
Loans payable                                                                      -                      -
Other                                                                              -                      -
                                                                        ------------           ------------
TOTAL LIABILITIES                                                       $  3,305,834           $  3,193,650


Stockholders equity:

Preferred Stock, $.001 par value, authorized 10,000,000 shares,
  issued and outstanding 1,000,000 shares - Series A                               -                      -

Common Stock, $.001 par value, authorized 50,000,000 shares
  issued and outstanding 12,387,761 and 12,387,761 shares
  (PRO FORMA COMBINED WITH THE GROSSO JACOBSON COMPANIES
  COMMON STOCK, $.001 PAR VALUE, AUTHORIZED 50,000,000 SHARES
   ISSUED AND OUTSTANDING 19,054,427 AND 19,054,027)                           6,667                  6,667

Additional paid in capital                                                    (6,067)                (6,067)

Accumulated deficit and dividends                                            856,862               (142,383)
                                                                        ------------           ------------
                                                                             857,462               (141,783)

Treasury stock, 280,609 shares at cost                                             -                      -
                                                                        ------------           ------------
Net shareholders' equity                                                $    857,462           $   (141,783)
                                                                        ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  4,163,296           $  3,051,867
                                                                        ------------           ------------


                                                                           PRO FORMA COMBINED (NOTE 6)
                                                                      ----------------------------------------

                                                                       The Producers Entertainment Group Ltd.
                                                                         and The Grosso Jacobson Companies
                                                                      ----------------------------------------

                                                                      September 30, 1997       June 30, 1997
                                                                          (unaudited)            (unaudited)
                                                                      ----------------------------------------

                                                       ASSETS

Cash and cash equivalents                                                $  2,268,506           $  1,344,870
Short term investments                                                              -              2,698,568
Accounts receivable, net trade                                              1,193,797                522,228
Due from related parties                                                       50,631                 50,631
Prepaid expenses                                                                    -                 24,895
Film costs, net                                                             6,216,056              4,417,709
Right to receive revenue                                                      196,105                196,105
Fixed assets, net                                                             119,115                 82,494
Covenant not to compete                                                       322,000                391,000
Deferred tax asset                                                             51,300                 51,300
Other assets                                                                  179,872                 63,786
                                                                         ------------           ------------
TOTAL ASSETS                                                             $ 10,597,382           $  9,843,586
                                                                         ------------           ------------

                                        LIABILITIES AND SHAREHOLDERS EQUITY

Accounts payable and accrued expenses                                    $    980,556           $    792,772
Dividends payable                                                             212,500                212,500
Deferred income                                                             5,106,302              5,269,869
Loans payable                                                                 416,000                      -
Other                                                                             (14)                     -
                                                                         ------------           ------------
TOTAL LIABILITIES                                                        $  6,715,344           $  6,275,141


Stockholders equity:

Preferred Stock, $.001 par value, authorized 10,000,000 shares,
  issued and outstanding 1,000,000 shares - Series A                            1,000                  1,000

Common Stock, $.001 par value, authorized 50,000,000 shares
  issued and outstanding 12,387,761 and 12,387,761 shares
  (PRO FORMA COMBINED WITH THE GROSSO JACOBSON COMPANIES
  COMMON STOCK, $.001 PAR VALUE, AUTHORIZED 50,000,000 SHARES
   ISSUED AND OUTSTANDING 19,054,427 AND 19,054,027)                           19,054                 19,054

Additional paid in capital                                                 22,525,719             22,525,719

Accumulated deficit and dividends                                         (17,653,543)           (17,967,136)
                                                                         ------------           ------------
                                                                            4,892,230              4,578,637

Treasury stock, 280,609 shares at cost                                     (1,010,192)            (1,010,192)
                                                                         ------------           ------------
Net shareholders' equity                                                 $  3,882,038           $  3,568,445
                                                                         ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 10,597,382           $  9,843,586
                                                                         ------------           ------------


Note: the balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
AND PRO FORMA PRESENTATION OF POOLED INTEREST WITH THE GROSSO JACOBSON COMPANIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)






                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                          --------------------------------------

                                             Three months ended September 30,
                                               1997                   1996
                                           ------------           ------------

Revenues                                   $    403,569                316,859

Costs related to revenues:
  Amortization  of film costs                         -                 63,000
  Costs of projects sold                              -                      -
                                           ------------           ------------

Net Revenues                                    403,569                253,859

General and administration expenses             993,251                838,163
                                           ------------           ------------

Operating profit (loss)                        (589,682)              (584,304)

Other income (expense):

Interest income                                  10,280                 40,905

Interest and financing expense                        -               (156,975)
                                           ------------           ------------

Net other income (expense)                       10,280               (116,070)

Net income (loss)                              (579,402)              (700,374)

Provision for income taxes                            -                      -

Net income (loss)                              (579,402)              (700,374)

Dividend requirement on Series A
  Preferred Stock at $.31875 per share         (106,250)              (106,250)
                                           ------------          -------------

Net profit (loss) applicable to
  common shareholders                      $   (685,652)          $   (806,624)
                                           ------------           ------------

Net income (loss) per share                $       (.06)          $       (.13)

Average common shares outstanding            12,107,152              6,329,182
                                           ------------           ------------






                                            PRO FORMA ADJUSTMENTS (NOTE 6)
                                          -----------------------------------

                                            Three months ended September 30,
                                              1997                   1996
                                          ------------           ------------

Revenues                                     3,985,023                816,269

Costs related to revenues:
  Amortization  of film costs                2,775,101                      0
  Costs of projects sold                        71,418                177,934
                                          ------------           ------------

Net Revenues                                 1,138,504                638,335

General and administration expenses            139,409                158,378
                                          ------------           ------------

Operating profit (loss)                        999,095                479,957

Other income (expense):

Interest income                                    150                     57

Interest and financing expense                       0                      0
                                          ------------           ------------

Net other income (expense)                         150                     57

Net income (loss)                              999,245                480,014

Provision for income taxes                           0                     55

Net income (loss)                              999,245                479,959

Dividend requirement on Series A
  Preferred Stock at $.31875 per share        (106,250)              (106,250)
                                          ------------           ------------

Net profit (loss) applicable to
  common shareholders                     $    892,995           $    373,709
                                          ------------           ------------

Net income (loss) per share

Average common shares outstanding



                                             PRO FORMA COMBINED (NOTE 6)
                                         ---------------------------------------

                                          The Producers Entertainment Group Ltd.
                                            and The Grosso Jacobson Companies
                                         ---------------------------------------

                                            Three months ended September 30,
                                              1997                   1996
                                          ------------           ------------

Revenues                                     4,388,592              1,133,128

Costs related to revenues:
  Amortization  of film costs                2,775,101                 63,000
  Costs of projects sold                        71,418                177,934
                                          ------------           ------------

Net Revenues                                 1,542,073                892,194

General and administration expenses          1,132,660                996,541
                                          ------------           ------------

Operating profit (loss)                        409,413               (104,347)

Other income (expense):

Interest income                                 10,430                 40,962

Interest and financing expense                       -               (156,975)
                                          ------------           ------------

Net other income (expense)                      10,430               (116,013)

Net income (loss)                              419,843               (220,360)

Provision for income taxes                           -                     55

Net income (loss)                              419,843               (220,415)

Dividend requirement on Series A
  Preferred Stock at $.31875 per share        (106,250)              (106,250)
                                          ------------          -------------

Net profit (loss) applicable to
  common shareholders                     $    313,593           $   (326,665)
                                          ------------           ------------

Net income (loss) per share               $        .02           $       (.03)

Average common shares outstanding           18,773,818             12,995,848
                                          ------------           ------------


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
AND PRO FORMA PRESENTATION OF POOLED INTEREST WITH THE GROSSO JACOBSON COMPANIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                              THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                              --------------------------------------
                                        Preferred            Common                  Stock
                                          Stock              Shares                  Amount
                                        ----------------------------------------------------
Balance,
June 30, 1997                             1,000            12,387,761                12,387

Net profit (loss)

Dividends paid on Series A
Preferred Stock
                                        ----------------------------------------------------
Balance,
September 30, 1997                        1,000            12,387,761                12,387

Less:
Treasury Stock                                               (280,609)

                                        ----------------------------------------------------
NET SHAREHOLDERS EQUITY                                    12,107,152


                                                    PRO FORMA ADJUSTMENTS (NOTE 6)
                                                    ------------------------------
                                        Preferred            Common                  Stock
                                          Stock              Shares                  Amount
                                        ----------------------------------------------------
Balance,
June 30, 1997                                 -             6,666,666                 6,667

Net profit (loss)

Dividends paid on Series A
Preferred Stock
                                        ----------------------------------------------------
Balance,
September 30, 1997                            0             6,666,666                 6,667

Less:
Treasury Stock                                                      -
                                        ----------------------------------------------------
NET SHAREHOLDERS EQUITY                                     6,666,666


                                                          PRO FORMA COMBINED (NOTE 6)
                                                          ---------------------------
                                        THE PRODUCERS ENTERTAINMENT GROUP LTD. AND THE GROSSO JACOBSON COMPANIES
                                        ------------------------------------------------------------------------
                                        Preferred            Common                  Stock
                                          Stock              Shares                  Amount
                                        ----------------------------------------------------
Balance,
June 30, 1997                             1,000            19,054,427                19,054


Net profit (loss)

Dividends paid on Series A
Preferred Stock
                                        ----------------------------------------------------
Balance,
September 30, 1997                        1,000            19,054,427                19,054

Less:
Treasury Stock                                               (280,609)
                                        ----------------------------------------------------
NET SHAREHOLDERS EQUITY                                    18,773,818


                                                  THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                  --------------------------------------
                                           Additional           Accumulated
                                        Paid-In Capital            Deficit                  Net
                                        ----------------------------------------------------------
Balance,
June 30, 1997                              22,531,786           (17,824,753)            4,720,420

Net profit (loss)                                                  (579,402)             (579,402)

Dividends paid on Series A
Preferred Stock                                                    (106,250)             (106,250)
                                        ----------------------------------------------------------
Balance,
September 30, 1997                         22,531,786           (18,510,405)            4,034,768

Less:
Treasury Stock                                                                         (1,010,192)

                                        ----------------------------------------------------------
NET SHAREHOLDERS EQUITY                                                                 3,024,576


                                                    PRO FORMA ADJUSTMENTS (NOTE 6)
                                                    ------------------------------
                                           Additional           Accumulated
                                        Paid-In Capital            Deficit                  Net
                                        ----------------------------------------------------------
Balance,
June 30, 1997                                  (6,067)             (142,383)             (141,783)

Net profit (loss)                                                   999,245               999,245

Dividends paid on Series A
Preferred Stock                                                           -                     0
                                        ----------------------------------------------------------
Balance,
September 30, 1997                             (6,067)              856,862               857,462

Less:
Treasury Stock                                                                                  -
                                        ----------------------------------------------------------
NET SHAREHOLDERS EQUITY                                                                   857,462


                                                          PRO FORMA COMBINED (NOTE 6)
                                                          ---------------------------
                                        THE PRODUCERS ENTERTAINMENT GROUP LTD. AND THE GROSSO JACOBSON COMPANIES
                                        ------------------------------------------------------------------------
                                           Additional           Accumulated
                                        Paid-In Capital            Deficit                  Net
                                        -----------------------------------------------------------
Balance,
June 30, 1997                              22,525,719           (17,967,136)            4,578,637


Net profit (loss)                                                   419,843               419,843

Dividends paid on Series A
Preferred Stock                                                    (106,250)             (106,250)
                                        -----------------------------------------------------------
Balance,
September 30, 1997                         22,525,719           (17,653,543)            4,892,230

Less:
Treasury Stock                                                                         (1,010,192)
                                        -----------------------------------------------------------
NET SHAREHOLDERS EQUITY                                                                 3,882,038


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
AND PRO FORMA PRESENTATION OF POOLED INTEREST WITH THE GROSSO JACOBSON COMPANIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                   The Producers Entertainment
                                                                           Group Ltd.
                                                                Three months ended September 30,

                                                                  1997                    1996
                                                            ---------------         ---------------
Cash flows from operating activities:
  Net profit (loss)                                         $      (579,402)        $      (700,374)
Adjustments to reconcile net profit (loss) to
net cash derived from (used in) operating activities
  Depreciation of fixed assets                                       16,815                   5,428
  Amortization of film costs                                              -                  63,000
  Amortization of deferred compensation expense                           -                   3,900
  Amortization of legal settlement                                   69,000                       -
  Amortization of imputed interest (discount)                             -                 (24,000)
  (Accrued) interest income                                               -                 (24,631)
  Provision for accounts receivable                                       -                   4,890
  Issuance of Common Stock in settlement                                  -                  36,563
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                          2,416                (141,380)
  Decrease (increase) in other assets                               (91,191)                (68,834)
  (Decrease) increase in accounts payable
    and accrued expenses                                           (132,981)               (211,755)
  (Decrease) in deferred revenues                                         -                       -
                                                            ---------------         ---------------

Net cash (used in) operating activities                            (715,343)             (1,057,193)
                                                            ---------------         ---------------
Cash flows from investing activities:
  Decrease in short term investments                              2,698,568                       -
  (Additions) to film costs, net                                 (1,223,146)                (15,434)
  Capital (expenditures) on equipment                               (55,294)                (24,324)
  (Increase) decrease in receivables from related parties            45,000                  (9,240)
                                                            ---------------         ---------------

Net cash (used in) investing activities                           1,465,128                 (48,998)
                                                            ---------------         ---------------
Cash flows from financing activities:
  Sale of 2,300,000 Units in public offering                              -               7,936,840
  Capitalized (cost) of public offering                                   -                (336,832)
  Decrease in deferred financing costs                                    -                 137,503
  Interest (paid) on bridge notes                                         -                 (14,167)
  Proceeds from borrowings                                          416,000                 275,000
  (Repayments) from borrowings                                            -                (875,000)
  (Payment of preferred dividend)                                  (106,250)                      -
                                                            ---------------         ---------------

Net cash provided by financing activities                           309,750               7,123,344
                                                            ---------------         ---------------
Net increase in cash                                              1,059,535               6,017,153
Cash and cash equivalents at beginning of period                  1,037,130                 336,415
                                                            ---------------         ---------------
Cash and cash equivalents at end of period                  $     2,096,665         $     6,353,568
                                                            ---------------         ---------------



                                                                     PRO FORMA ADJUSTMENTS
                                                                           (NOTE 6)
                                                                Three months ended September 30,

                                                                  1997                    1996
                                                            ---------------         ---------------
Cash flows from operating activities:
  Net profit (loss)                                         $       999,245         $       479,959
Adjustments to reconcile net profit (loss) to
net cash derived from (used in) operating activities
  Depreciation of fixed assets                                        1,858                       -
  Amortization of film costs                                      2,775,101                       -
  Amortization of deferred compensation expense                           -                       -
  Amortization of legal settlement                                        -                       -
  Amortization of imputed interest (discount)                             -                       -
  (Accrued) interest income                                               -                       -
  Provision for accounts receivable                                       -                       -
  Issuance of Common Stock in settlement                                  -                       -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                       (673,985)                (25,400)
  Decrease (increase) in other assets                                     -                       -
  (Decrease) increase in accounts payable
    and accrued expenses                                            285,752                (100,000)
  (Decrease) in deferred revenues                                  (163,567)                      -
                                                            ---------------         ---------------

Net cash (used in) operating activities                           3,224,404                 354,559
                                                            ---------------         ---------------
Cash flows from investing activities:
  Decrease in short term investments                                      -                       -
  (Additions) to film costs, net                                 (3,350,302)                      -
  Capital (expenditures) on equipment                                     -                       -
  (Increase) decrease in receivables from related parties           (10,000)                      -
                                                            ---------------         ---------------

Net cash (used in) investing activities                          (3,360,302)                      0
                                                            ---------------         ---------------
Cash flows from financing activities:
  Sale of 2,300,000 Units in public offering                              -                       -
  Capitalized (cost) of public offering                                   -                       -
  Decrease in deferred financing costs                                    -                       -
  Interest (paid) on bridge notes                                         -                       -
  Proceeds from borrowings                                                -                       -
  (Repayments) from borrowings                                            -                       -
  (Payment of preferred dividend)                                         -                       -
                                                            ---------------         ---------------

Net cash provided by financing activities                                 0                       0
                                                            ---------------         ---------------
Net increase in cash                                               (135,898)                354,559
Cash and cash equivalents at beginning of period                    307,740                  69,987
                                                            ---------------         ---------------
Cash and cash equivalents at end of period                  $       171,842         $       424,546
                                                            ---------------         ---------------


                                                                 PRO FORMA COMBINED (NOTE 6)
                                                               The Producers Entertainment Group
                                                               and The Grosso Jacobson Companies
                                                                Three months ended September 30,

                                                                  1997                   1996
                                                            ---------------         ---------------
Cash flows from operating activities:
  Net profit (loss)                                         $       419,843         $      (220,415)
Adjustments to reconcile net profit (loss) to
net cash derived from (used in) operating activities
  Depreciation of fixed assets                                       18,673                   5,428
  Amortization of film costs                                      2,775,101                  63,000
  Amortization of deferred compensation expense                           -                   3,900
  Amortization of legal settlement                                   69,000                       -
  Amortization of imputed interest (discount)                             -                 (24,000)
  (Accrued) interest income                                               -                 (24,631)
  Provision for accounts receivable                                       -                   4,890
  Issuance of Common Stock in settlement                                  -                  36,563
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                       (671,569)               (166,780)
  Decrease (increase) in other assets                               (91,191)                (68,834)
  (Decrease) increase in accounts payable
    and accrued expenses                                            152,771                (311,755)
  (Decrease) in deferred revenues                                  (163,567)                      -
                                                            ---------------         ---------------

Net cash (used in) operating activities                           2,509,061                (702,634)
                                                            ---------------         ---------------
Cash flows from investing activities:
  Decrease in short term investments                              2,698,568                       -
  (Additions) to film costs, net                                 (4,573,448)                (15,434)
  Capital (expenditures) on equipment                               (55,294)                (24,324)
  (Increase) decrease in receivables from related parties            35,000                  (9,240)
                                                            ---------------         ---------------

Net cash (used in) investing activities                          (1,895,174)                (48,998)
                                                            ---------------         ---------------
Cash flows from financing activities:
  Sale of 2,300,000 Units in public offering                              -               7,936,840
  Capitalized (cost) of public offering                                   -                (336,832)
  Decrease in deferred financing costs                                    -                 137,503
  Interest (paid) on bridge notes                                         -                 (14,167)
  Proceeds from borrowings                                          416,000                 275,000
  (Repayments) from borrowings                                            -                (875,000)
  (Payment of preferred dividend)                                  (106,250)                      -
                                                            ---------------         ---------------

Net cash provided by financing activities                           309,750               7,123,344
                                                            ---------------         ---------------
Net increase in cash                                                923,637               6,371,712
Cash and cash equivalents at beginning of period                  1,344,870                 406,402
                                                            ---------------         ---------------
Cash and cash equivalents at end of period                  $     2,268,507         $     6,778,114
                                                            ---------------         ---------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1997

(1)     Basis of Presentation

        The financial information of the Company included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

        In addition to the financial information of the Company presented, this Form 10-QSB includes pro forma combined financial information for the pooled interests of the Company and the Grosso Jacobson Companies as further explained in Note (6).

(2)     Dividend on Series A Preferred Stock

        During the three months ended September 30, 1997, the Company paid $106,250 in cash for the dividend required to be paid on the Series A Preferred Stock for the quarter ended March 31, 1997. As of the date of this Report, the Company has paid the $106,250 dividend for the quarter ended June 30, 1997 in cash.

        Under the terms of the agreement with the Underwriter as revised, the Board of Directors of the Company may elect to issue the quarterly dividends in cash or in shares of its Common Stock. As of the date of this report, the Board of Directors of the Company has not stated its intentions regarding the method of payment to be used for the dividend due for the quarter ended September 30, 1997.

(3)     Income Per Share

        Income per share for the three month period has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on September 30, 1997.

(4)     Stock Options and Warrants

        The Company is using APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. The Company made no grant of options for the period ended September 30, 1997. There were a total of approximately 914,417 options outstanding as of September 30, 1997 at exercise prices ranging from $1.12 to $13.00 per share of Common Stock.

        In addition to the 4,600,000 Redeemable Warrants exercisable at $1.75 per share of Common Stock issued in connection with the September 1996 public offering, there are approximately 927,554 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 500,000 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the Bridge Warrants were automatically exchanged for 500,000 Redeemable Warrants exercisable at $1.75 per share. The Company has other existing warrants outstanding to purchase an aggregate of 427,554 shares of Common Stock at prices ranging from $7.70 to $14.40 per share. There were a total of approximately 5,527,554 warrants outstanding as of September 30, 1997.

(5)     Related Party Transactions

        In November 1995, the Company sold an aggregate of 525,000 shares of its Common Stock to related parties, at a purchase price of $2.00 per share, in exchange for an aggregate of $1,050,000 principal amount of promissory notes. 500,000 of these shares were sold to Mountaingate Productions, LLC. ("Mountaingate"), a California company that provides the Company with producer services of its Chief Executive Officer and others. The remaining 25,000 shares were sold to a former officer and Director of the Company.

As of June 30, 1997 the agreement with Mountaingate was terminated and the stock returned to the Company. Mountaingate has agreed to pay the Company the 25% maximum recourse liability ($50,631) accrued interest at June 30, 1997, and the balance of $129,142 was written off as of June 30, 1997.

At June 30, 1997, the Company foreclosed on the 25,000 shares of common stock issued to the former officer and Director due to nonpayment of principal and interest. The note balance including $4,000 of interest has been written as of June 30, 1997 and the 25,000 shares of common stock have been cancelled.

(6)     Subsequent Event-- Acquisition of Another Company

        As disclosed in Form 8-K filed November 3, 1997, the Company acquired 100% of the outstanding capital stock of three entities comprising the "Grosso Jacobson Companies" (including Grosso Jacobson Productions, Inc., Grosso Jacobson Entertainment Corporation, and Grosso Jacobson Music Company, Inc) through the merger of three wholly-owned subsidiaries of the Company into the Grosso Jacobson Companies. The Grosso Jacobson Companies are engaged in the business of developing and producing entertainment products including television movies and series. The consideration paid by the Company to the two shareholders of the Grosso Jacobson Companies pursuant to the merger consisted of the issuance of 6,666,666 shares of the Company's Common Stock, valued at an issue price of $1.20 per share, to such shareholders

The mergers of the Company's wholly-owned subsidiaries into the Grosso Jacobson Companies for Common Stock of the Company has been treated, for financial statement reporting purposes, as a pooling of interests.

The pro forma adjustments made in the Condensed Consolidated Financial Statements to reflect the combined results of the mergers consist of the Grosso Jacobson Companies' results for the periods reported, and the following adjustment:

                                   The Producers Entertainment     The Grosso Jacobson                       Pro forma
                                             Group Ltd.                 Companies          Adjustment       Consolidated

Common Stock                                $      12,387                $   600           (A)$6,067        $     19,054
Additional paid in capital                  $  22,531,786                     --           (A)$(6,067)      $ 22,525,719


(A) This adjustment is made to show on the pro forma condensed balance sheets of the combined companies the effect of 6,666,666 shares, $.001 par value, common stock of the Company issued to the stockholders of the Grosso Jacobson Companies in exchange for their 600 shares of no par value common stock of the three Grosso Jacobson Companies stated at $600.


(7) Material non-recurring charge not reflected in the pro forma results presented

        A material non-recurring charge resulting from the transaction described in Note (6) which will be included in the income statement of the registrant within the twelve months succeeding the transaction is the payment of a success fee to a private consultant. That fee was paid by the Company $150,000 in cash and 84,333 shares of common stock valued at an issue price of $1.20 per share upon the closing of the acquisition by the Company of the Grosso Jacobson Companies.

Part 1. Financial Information
Item 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL - HISTORICAL FINANCIAL INFORMATION


        The following discussion and analysis should be read in conjunction with the Company's accompanying condensed consolidated financial statements and Notes.

        The Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain certain forward-looking statements with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. These risk factors include, but are not limited to, the number of the Company's projects in development that result in completed productions that yield revenues during specific fiscal periods, the timing of such production expenditures and related revenues, the intensity of competition from other television and motion picture producers and distributors, the status of the Company's liquidity in future fiscal periods and other factors that generally affect the entertainment industry such as changes in management at the major studios, broadcast and distribution companies, as well as economic, political, regulatory, technological and public taste environments.

        The Company's revenues are primarily derived from the production and distribution of completed television projects, producer fees and personal management fees. The amount of revenues derived by the Company in any one period is dependent upon, among other factors, projects completed during any such period and the distribution of completed projects. Revenues from producer fees are primarily dependent on the number of projects being produced by the Company, and the agreements relating to such projects. Accordingly, the amount of revenues recognized in any period are not necessarily indicative of revenues to be recognized by the Company in future periods.

        Revenues received from license fees for distribution rights to projects-in-process constitute deferred income until the project becomes available for broadcast in accordance with the terms of its licensing agreements and are recognized as revenue at such time. The portion of the license fees which equals the amount allowed within the project's budget for the Company's producer fees is recognized as revenue during the production phase. Revenues from completed projects where distribution rights are owned by the Company are recognized when the project becomes contractually available for broadcasting or exhibition in certain media and geographical territories by the licensee. Revenues from the sale of projects completed under straight producer arrangements are recognized during the production phase. Additional licensing, distribution fees or profit participation's are recognized as earned in accordance with the terms of the related agreements.

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

HISTORICAL RESULTS OF OPERATIONS FOR THE PRODUCERS ENTERTAINMENT GROUP LTD.

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996


        TPEG revenues for the three months ended September 30, 1997 consisted of $74,038 from the continuing international distribution of completed projects, $75,000 from producer fees on current projects, $10,072 from reimbursements and $244,459 from personal management fees for total revenues of $403,569, a 78% increase from the three months ended September 30, 1996. Revenues of $316,859 for the three months ended September 30, 1996 consisted of $123,103 from the continuing distribution of completed projects and $193,756 from personal management fees.

        Amortization of film costs for the three months ended September 30, 1997 and September 30, 1996 was $0 and $63,000, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects of 0% and 20%, respectively, reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

        During April 1997, TPEG commenced pre-production on a television movie for Fox Broadcasting Company entitled "Marabunta," a story about South American, flesh eating ants that arrive in Alaska, terrorizing all life forms. A license agreement was concluded with World International Network for distribution rights in certain foreign territories. The project commenced principal photography in June 1997 with delivery to the US broadcast network anticipated by November 1997. Revenue from executed license agreements will be recognized during the fiscal quarter when the "Marabunta" project has been completed and delivered.

        General and administrative expenses for the three months ended September 30, 1997 were $993,251 compared to $838,163 for the nine months ended September 30, 1996. The $155,088 increase in general and administrative expenses was primarily attributable to non-recurring legal expenses incurred in connection with the acquisition of the Grosso Jacobson Companies (see Note 6) , the addition of professional consultants and timing of the MIPCOM sales market which took place in September in 1997 and in October in 1996.

        During the three months ended September 30, 1997, TPEG recorded ($69,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month.

        During the three months ended September 30, 1997, TPEG recorded $10,280 of interest income on temporary cash investments. During the three months ended September 30, 1996, interest income of $40,905 consisted of $24,000 imputed interest discount on related party notes described in Note (5), $7,864 of imputed interest related to a trade note receivable and $9,041 earned on temporary cash investments.

        There was no interest and financing expense for the three months ended September 30, 1997. Interest and financing expense of $156,975 for the three months ended September 30, 1996 included $137,503 of deferred financing charges which were expensed to operations upon repayment of a $500,000 aggregate principal amount of 10% promissory notes. The one-time charge represented complete amortization of the deferred financing costs over the term of the notes which were repaid in September 1996.

        TPEG reported a loss of ($685,652) or ($.06 per share) in the first quarter of fiscal 1998 compared to a loss of ($806,624) or ($.13 per share) in the first quarter of fiscal 1997. The loss for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding decreased to 12,107,152 in the first quarter of 1998 from 12,632,152 in the first quarter of fiscal 1997 due to the effect of the terminated agreements referred to in Note (5) of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES - THE PRODUCERS ENTERTAINMENT GROUP LTD.

        As of September 30, 1997, TPEG had decreased liquidity from the comparable period ended September 30, 1996 primarily as a result of the costs incurred in continuing operations. Cash and cash equivalents as of September 30, 1997 were $2,096,665 and trade accounts receivable were $104,493. As of September 30, 1997, the Company had recorded accounts payable and accrued expenses of $139,358. In the comparable period ending September 30, 1996, the Company had $6,353,568 in cash and cash equivalents and $358,690 in trade accounts receivable to cover $221,381 of current liabilities. The substantially larger amount of cash available to the Company as of September 30, 1996 reflected in large part the proceeds derived by the Company from a public offering of its Common Stock completed in mid-September, 1996. As of October 31, 1997, the Company's cash, cash equivalents and marketable securities were approximately $1,446,519.

        Management estimates that, as of September 30, 1997, the Company's cash commitments for the next twelve months will aggregate approximately $1,081,000 ($2,297,000 including The Grosso Jacobson Companies). The figure includes (a) base compensation to its key officers, key independent contractors and key consultants of approximately $877,000 ($1,925,000 including The Grosso Jacobson Companies) and (b) office rent of approximately $204,000 ($372,000 including The Grosso Jacobson Companies). The Company also incurs other costs such as staff salaries, employee benefits, employer taxes, premiums on insurance policies, marketing costs, office expenses, professional fees, consulting fees and other expenses. For the three months ended September 30, 1997, cash general and administrative expenses, including compensation and rent, but excluding legal expenses, aggregated approximately $851,813. In addition to general and administrative expenses, the required dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock may be paid either in shares of the Company's Common Stock or in cash.

        The Company's projected business plan is to use a substantial portion of its liquid resources to expand its operations and to establish other activities related to its core business. The Company anticipates that cash and cash equivalents will be used to obtain options on literary properties for new projects, to develop properties into finished scripts, to finance timing differences between production costs and collection of license fees, and to acquire the copyrights and distribution rights to third party product. The actual utilization of excess working capital is subject to change based on the then present circumstances and management's evaluation of alternative projects.

        The financing of production or acquisition timing differences of certain projects may require the Company to obtain additional external financing or capital. The Company's ability to rely on external sources of funds, rather than its own liquid resources, will be significant in determining the extent to which the Company will expand and diversify its production and distribution activities. There is no assurance that such external sources of funds will be available to the Company or that, if available, the terms thereof will be at reasonable cost to the Company. No agreements have been entered into for any such external financing as of the date of this Report..

        The Company's ability to satisfy selling, general and administrative costs with cash flow from operations depends on the product mix, number of projects and timing of delivery of projects in each quarter, which are subject to uncertainties. Projects made under producer arrangements provide a lower contribution margin to the Company's costs of operations than projects in which the Company holds distribution rights. The Company believes that its present level of liquidity and capital resources will be sufficient to meet its cash needs for the next twelve months.


INFLATION

        Inflation has not had a material effect on the Company's operations to date.

PRO FORMA COMBINED RESULTS OF OPERATIONS OF THE PRODUCERS ENTERTAINMENT GROUP LTD. AND THE GROSSO JACOBSON COMPANIES

        The following pro forma presentation of the combined results of operations of the Company and the Grosso Jacobson Companies is based on the treatment of the mergers of the Company's wholly owned subsidiaries into the Grosso Jacobson Companies referred to in Note (6) of Notes to Condensed Consolidated Financial Statements as a pooling of interests.


THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

        Pro forma combined revenues for the three months ended September 30, 1997 consisted of $3,496,743 from the delivery to the Family Channel network of the television movie "Let Me Call You Sweetheart", $78,352 from the continuing international distribution of completed projects, $495,000 from producer fees on current projects, $10,072 in reimbursements and $244,459 in personal management fees, reflecting a 387% increase from the first quarter of 1996 resulting primarily from the timing of the delivery of the television movie in September 1997 and increased revenues from continuing distribution of completed product. Pro forma combined revenues of $1,133,128 for the three months ended September 30, 1996 were comprised of $193,756 in personal management fees, $489,372 from the continued international distribution of completed projects and $450,000 in producer fees on current projects.

        Pro forma combined amortization of film costs for the three months ended September 30, 1997 was $2,775,101, a 44-fold increase from the first quarter of 1996 due primarily to the delivery of "Let Me Call You Sweetheart" in September, 1997. Pro forma combined amortization of film costs for the three months ended September 30, 1996 was $63,000. No new projects were completed during the three months ended September 30, 1996; therefore, the rate of amortization was based on distribution rights retained to completed projects in the film library.

        Pro forma combined general and administrative expenses for the three months ended September 30, 1997 were $1,132,660 compared to $996,541 for the three months ended September 30, 1996. The $136,119 increase in general and administrative expenses was primarily attributable to non-recurring expenses incurred in connection with the acquisition of the Grosso Jacobson Companies, the addition of professional consultants and the timing of expenses incurred for the MIPCOM sales market which took place in September in 1997, as compared to taking place in October in 1996.

        During the three months ended September 30, 1997, the Company and the Grosso Jacobson Companies on a pro forma basis recorded ($69,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, the cost of which is being amortized over the life of the con-competition agreement at ($23,000) per month.

        During the three months ended September 30, 1997, the Company and the Grosso Jacobson companies recorded pro forma interest income on temporary cash investments of $10,430. During the three months ended on September 30, 1996, pro forma combined interest income of $40,963 consisted of $24,000 imputed interest discount on related party notes described in Note (7), $7,864 of imputed interest related to a trade note receivable and $9,099 earned on temporary cash investments.

        There was no interest expense for the three months ended September 30, 1997. Interest and financing expense of $156,975 for the three months ended September 30, 1996 included $137,503 of deferred financing charges which were expensed to operations upon repayment of a $500,000 aggregate principal amount of 10% promissory notes. The one-time charge represented complete amortization of the deferred financing costs over the term of the notes which were repaid in September 1996.

        The Company and the Grosso Jacobson Companies reported pro forma combined income of $313,593 or $.02 per share for the three months ended September 30, 1997 compared to a pro forma combined loss ($326,665) or ($.16) per share for the three months ended September 30, 1996. The income/(loss) for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding increased on a pro forma basis to 18,773,818 from 12,995,848 for the three months ended September 30, 1997 and 1996, respectively.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - None.

(b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K on November 3, 1997 with respect to the Grosso Jacobson mergers described elsewhere in this Report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                  (Registrant)





Dated:     November 10, 1997               /s/ IRWIN MEYER
       -----------------------             -------------------------------------
                                           Irwin Meyer,
                                           President and Chief Executive Officer




Dated:     November 10, 1997               /s/ ALFRED HAFERKAMP
       -----------------------             -------------------------------------
                                           Alfred Haferkamp,
                                           Controller