Form 10QSB
period 1997-12-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1998-02-19
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934.

                               -------------------

       For Quarter Ended December 31, 1997 Commission file number 0-18410

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
--------------------------------------------------------------------------------
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


   COMMON STOCK , $.001 PAR VALUE-- 19,137,427 SHARES AS OF DECEMBER 31, 1997
--------------------------------------------------------------------------------

Part 1.  Financial Information
Item 1.  Financial Statements

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                  AND PRO FORMA PRESENTATION OF POOLED INTEREST
                       WITH THE GROSSO JACOBSON COMPANIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                    PRO FORMA COMBINED (NOTE 1)
                                                                                                   -----------------------------
                                                                                                    The Producers Entertainment
                                         The Producers Entertainment     PRO FORMA ADJUSTMENTS          Group Ltd. and The
                                                 Group Ltd.                     (NOTE 1)             Grosso Jacobson Companies
                                        -----------------------------  -------------------------   -----------------------------
                                          December 31,     June 30,    December 31,   June 30,      December 31,     June 30,
                                              1997           1997         1997          1997           1997            1997
                                          (unaudited)       (note)     (unaudited)     (note)       (unaudited)     (unaudited)
                                         ------------    ------------  -----------  ------------    ------------    ------------
                                                            ASSETS

Cash and cash equivalents               $  1,737,257     $ 1,037,130   $    --    $    307,740    $  1,737,257    $  1,344,870
Short term investments                            --       2,698,568        --              --              --       2,698,568
Accounts receivable, net trade             1,184,748         106,909        --         415,319       1,184,748         522,228
Due from related parties                      66,227          50,631        --              --          66,227          50,631
Prepaid expenses                               4,229          24,895        --              --           4,229          24,895
Film costs, net                            1,747,330       2,144,459        --       2,273,250       1,747,330       4,417,709
Right to receive revenue                     196,105         196,105        --              --         196,105         196,105
Fixed assets, net                            137,974          80,636        --           1,858         137,974          82,494
Covenant not to compete                      253,000         391,000        --              --         253,000         391,000
Deferred tax asset                            51,300              --        --          51,300          51,300          51,300
Other assets                                  23,588          61,386        --           2,400          23,588          63,786
                                        ------------    ------------   -------    ------------    ------------    ------------
TOTAL ASSETS                            $  5,401,758    $  6,791,719   $     0    $  3,051,867    $  5,401,758    $  9,843,586
                                        ------------    ------------   -------    ------------    ------------    ------------

                                              LIABILITIES AND SHAREHOLDERS EQUITY

Accounts payable and accrued expenses   $    577,999    $    227,325   $    --    $    565,447    $    577,999    $    792,772
Dividends payable                            212,500         212,500        --              --         212,500         212,500
Deferred income                              160,000       2,641,666        --       2,628,203         160,000       5,269,869
Loans payable                                496,000              --        --              --         496,000              --
Other                                         (3,277)             --        --              --          (3,277)             --
                                        ------------    ------------   -------    ------------    ------------    ------------
TOTAL LIABILITIES                       $  1,443,222    $  3,081,491   $     0    $  3,193,650    $  1,443,222    $  6,275,141

Stockholders equity:

Preferred Stock, $.001 par value,
  authorized 10,000,000 shares,
  issued and outstanding
  1,000,000 shares - Series A                  1,000           1,000        --              --           1,000           1,000

Common Stock, $.001 par value,
  authorized 50,000,000 shares
  issued and outstanding 19,137,427
  and 12,387,761 shares (PRO FORMA
  COMBINED WITH THE GROSSO JACOBSON
  COMPANIES COMMON STOCK, $.001 PAR
  VALUE, AUTHORIZED 50,000,000 SHARES
  ISSUED AND OUTSTANDING
  19,137,427 AND 19,054,027)                  19,137          12,387        --           6,667          19,137          19,054

Additional paid in capital                22,565,636      22,531,786        --          (6,067)     22,565,636      22,525,719

Accumulated deficit and dividends        (17,617,045)    (17,824,753)       --        (142,383)    (17,617,045)    (17,967,136)
                                        ------------    ------------   -------    ------------    ------------    ------------
                                           4,968,728       4,720,420         0        (141,783)      4,968,728       4,578,637

Treasury stock, 280,609 shares
  at cost                                 (1,010,192)     (1,010,192)       --              --      (1,010,192)     (1,010,192)
                                        ------------    ------------   -------    ------------    ------------    ------------

Net shareholders' equity                $  3,958,536    $  3,710,228   $     0    $   (141,783)   $  3,958,536    $  3,568,445
                                        ------------    ------------   -------    ------------    ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $  5,401,758    $  6,791,719   $     0    $  3,051,867    $  5,401,758    $  9,843,586
                                        ------------    ------------   -------    ------------    ------------    ------------


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


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                  AND PRO FORMA PRESENTATION OF POOLED INTEREST
                       WITH THE GROSSO JACOBSON COMPANIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                      PRO FORMA COMBINED (NOTE 1)
                                                                                                     ------------------------------
                                                                                                      The Producers Entertainment
                                       The Producers Entertainment        PRO FORMA ADJUSTMENTS        Group Ltd. and The Grosso
                                               Group Ltd.                        (NOTE 1)                  Jacobson Companies
                                      -----------------------------   -----------------------------  ------------------------------
                                      Six months ended December 31,   Six months ended December 31,  Six months ended December 31,
                                      -----------------------------   -----------------------------  ------------------------------
                                          1997             1996           1997            1996            1997            1996
                                      ------------    -------------   ------------   --------------  --------------  --------------
Revenues                                $7,989,152         820,863       4,090,497        957,520      12,079,649       1,778,383

Costs related to revenues:
  Amortization  of film costs            5,666,079          70,758       2,775,101             --       8,441,180          70,758
  Costs of projects sold                        --              --          71,418        327,191          71,418         327,191
                                       -----------    ------------    ------------   ------------    ------------    ------------
Net Revenues                             2,323,073         750,105       1,243,978        630,329       3,567,051       1,380,434

General and administration expenses      2,445,257       1,859,780         181,953        354,216       2,627,210       2,213,996
                                       -----------    ------------    ------------   ------------    ------------    ------------
Operating profit (loss)                   (122,184)     (1,109,675)      1,062,025        276,113         939,841        (833,562)

Other income (expense):

Acquisition expense                       (286,680)             --              --             --        (286,680)             --
Interest income                             47,280         157,339             150          2,518          47,430         159,857
Interest and financing expense                  --        (156,975)             --         (6,400)             --        (163,375)
Settlements expense                       (138,000)       (166,042)             --             --        (138,000)       (166,042)
                                       -----------    ------------    ------------   ------------    ------------    ------------
Net other income (expense)                (377,400)       (165,678)            150         (3,882)       (377,250)       (169,560)

Net income (loss)                         (499,584)     (1,275,353)      1,062,175        272,231         562,591      (1,003,122)

Provision for income taxes                      --              --              --         85,772              --          85,772

Net income (loss)                         (499,584)     (1,275,353)      1,062,175        186,459         562,591      (1,088,894)

Dividend requirement on Series A
  Preferred Stock at $.31875 per share    (212,500)       (212,500)             --             --        (212,500)       (212,500)
                                       -----------    ------------    ------------   ------------    ------------    ------------
Net profit (loss) applicable to
  common shareholders                   $ (712,084)   $ (1,487,853)   $  1,062,175   $    186,459    $    350,091    $ (1,301,394)
                                       -----------    ------------    ------------   ------------    ------------    ------------

Net income (loss) per share                  ($.05)          ($.16)                                          $.02           ($.08)

Average common shares outstanding       14,748,456       9,480,490                                     18,806,427      16,230,490
                                      ------------    ------------                                   ------------    ------------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                  AND PRO FORMA PRESENTATION OF POOLED INTEREST
                       WITH THE GROSSO JACOBSON COMPANIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                                     PRO FORMA COMBINED (NOTE 1)
                                                                                                     The Producers Entertainment
                                        The Producers Entertainment      PRO FORMA ADJUSTMENTS       Group Ltd. and The Grosso
                                                Group Ltd.                      (NOTE 1)                   Jacobson Companies
                                        ---------------------------    --------------------------    ---------------------------
                                            Three months ended             Three months ended            Three months ended
                                               December 31,                   December 31,                  December 31,
                                        ---------------------------    --------------------------    ---------------------------
                                            1997            1996          1997           1996           1997            1996
                                        ------------    -----------    -----------    -----------    -----------    ------------
Revenues                                 $ 7,585,583        504,004        105,474        141,251      7,691,057        645,255

Costs related to revenues:
  Amortization  of film costs              5,666,079          7,758             --             --      5,666,079          7,758
  Costs of projects sold                          --             --             --        149,257             --        149,257
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net Revenues                               1,919,504        496,246        105,474         (8,006)     2,024,978        488,240

General and administration expenses        1,627,188      1,056,277         42,544        195,840      1,669,732      1,252,117
                                         -----------    -----------    -----------    -----------    -----------    -----------
Operating profit (loss)                      292,316       (560,031)        62,930       (203,846)       355,246       (763,877)

Other income (expense):

Acquisition expense                         (180,498)            --             --             --       (180,498)            --
Interest income                               37,000        116,433             --          2,461         37,000        118,894
Interest and financing expense                    --             --             --         (6,400)            --         (6,400)
Settlements expense                          (69,000)      (131,381)            --             --        (69,000)      (131,381)
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net other income (expense)                  (212,498)       (14,948)             0         (3,939)      (212,498)       (18,887)

Net income (loss)                             79,818       (574,979)        62,930       (207,785)       142,748       (782,764)

Provision for income taxes                        --             --             --         85,717             --         85,717

Net income (loss)                             79,818       (574,979)        62,930       (293,502)       142,748       (868,481)

Dividend requirement on Series A
  Preferred Stock at $.31875 per share      (106,250)      (106,250)                                    (106,250)      (106,250)
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net profit (loss) applicable to
  common shareholders                    $   (26,432)   $  (681,229)   $    62,930    $  (293,502)   $    36,498    $  (974,731)
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss) per share                   ($.002)         ($.05)                                       $.002           ($.05)

Average common shares outstanding         17,389,761     12,631,799                                   18,839,036      19,381,799
                                         -----------    -----------                                   ----------     -----------



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                  AND PRO FORMA PRESENTATION OF POOLED INTEREST
                       WITH THE GROSSO JACOBSON COMPANIES

             CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)

                                                           THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                   --------------------------------------------------------------------------------------------
                                       Preferred        Common          Stock        Additional      Accumulated
                                         Stock          Shares          Amount     Paid-In Capital     Deficit           Net
                                   --------------------------------------------------------------------------------------------
Balance,
June 30, 1997                             1,000      12,387,761         12,387      22,531,786     (17,824,753)      4,720,420

Issuance of common shares
 in payment of consulting fees                           83,334             83          39,917

Net profit (loss)                                                                                     (499,584)       (499,584)

Dividends paid on Series A
Preferred Stock                                                                                       (212,500)       (212,500)
                                   --------------------------------------------------------------------------------------------
Balance,
December 31, 1997                         1,000      12,471,095         12,470      22,571,703     (18,536,837)      4,008,336

Less:
Treasury Stock                                         (280,609)                                                    (1,010,192)
                                   --------------------------------------------------------------------------------------------
NET SHAREHOLDERS EQUITY                              12,190,486                                                      2,998,144


                                                              PRO FORMA ADJUSTMENTS (NOTE 1)
                                   --------------------------------------------------------------------------------------------
                                       Preferred        Common          Stock        Additional      Accumulated
                                         Stock          Shares          Amount     Paid-In Capital     Deficit           Net
                                   --------------------------------------------------------------------------------------------
Balance,
June 30, 1997                                --       6,666,666          6,667          (6,067)       (142,383)       (141,783)

Net profit (loss)                                                                                    1,062,175       1,062,175
                                   --------------------------------------------------------------------------------------------
Balance,
December 31, 1997                            --       6,666,666          6,667          (6,067)        919,792         920,392

Less:
Treasury Stock                                               --                                                             --
                                   --------------------------------------------------------------------------------------------
NET SHAREHOLDERS EQUITY                               6,666,666                                                        920,392


                                                                PRO FORMA COMBINED (NOTE 1)
                                         THE PRODUCERS ENTERTAINMENT GROUP LTD. AND THE GROSSO JACOBSON COMPANIES
                                   --------------------------------------------------------------------------------------------
                                       Preferred        Common          Stock        Additional      Accumulated
                                         Stock          Shares          Amount     Paid-In Capital     Deficit           Net
                                   --------------------------------------------------------------------------------------------
Balance,
June 30, 1997                             1,000      19,054,427         19,054      22,525,719     (17,967,136)      4,578,637

Issuance of common shares
 in payment of consulting fees                           83,334             83          39,917

Net profit (loss)                                                                                      562,591         562,591

Dividends paid on Series A
Preferred Stock                                                                                       (212,500)       (212,500)
                                   --------------------------------------------------------------------------------------------
Balance,
December 31, 1997                         1,000      19,137,761         19,137      22,565,636     (17,617,045)      4,928,728

Less:
Treasury Stock                                         (280,609)                                                    (1,010,192)
                                   --------------------------------------------------------------------------------------------
NET SHAREHOLDERS EQUITY                              18,857,152                                                      3,918,536



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                  AND PRO FORMA PRESENTATION OF POOLED INTEREST
                       WITH THE GROSSO JACOBSON COMPANIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       PRO FORMA COMBINED (NOTE 1)
                                                                                                       The Producers Entertainment
                                              The Producers Entertainment    PRO FORMA ADJUSTMENTS         Group Ltd. and The
                                                       Group Ltd.                  (NOTE 1)             Grosso Jacobson Companies
                                              ---------------------------  -------------------------   ---------------------------
                                                   Six months ended            Six months ended             Six months ended
                                                      December 31,               December 31,                 December 31,
                                              ---------------------------  -------------------------   ---------------------------
                                                  1997           1996         1997          1996          1997           1996
                                              ------------   ------------  -----------   -----------   -----------   -------------
Cash flows from operating activities:
  Net profit (loss)                             $ (499,584)   $ (700,374)  $ 1,062,175    $  479,959   $   562,591   $  (220,415)

Adjustments  to reconcile net profit (loss)
 to net cash derived from (used in)
 operating activities
  Depreciation of fixed assets                      27,031         5,428         1,858            --        28,889         5,428
  Amortization of film costs                     5,666,079        63,000     2,775,101            --     8,441,180        63,000
  Amortization of deferred compensation expense         --         3,900            --            --            --         3,900
  Amortization of legal settlement                 138,000            --            --            --       138,000            --
  Amortization of imputed interest (discount)           --       (24,000)           --            --            --       (24,000)
  (Accrued) interest income                             --       (24,631)           --            --            --       (24,631)
  Provision for accounts receivable                     --         4,890            --            --            --         4,890
  Issuance of Common Stock in settlement                --        36,563            --            --            --        36,563
Changes in operating assets and liabilities:            --            --
  (Increase) decrease in accounts receivable        11,465      (141,380)     (673,985)      (25,400)     (662,520)     (166,780)
  Decrease (increase) in other assets               60,864       (68,834)           --            --        60,864       (68,834)
  (Decrease) increase in accounts payable
    and accrued expenses                          (503,802)     (211,755)      285,752      (100,000)     (218,050)     (311,755)
  (Decrease) in deferred revenues               (4,946,302)           --      (163,567)           --    (5,109,869)           --
                                               -----------   -----------   -----------   -----------   -----------   -----------
Net cash (used in) operating activities            (46,249)   (1,057,193)    3,287,334       354,559     3,241,085      (702,634)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Cash flows from investing activities:
  Decrease in short term investments             2,698,568            --            --            --     2,698,568            --
  (Additions) to film costs, net                (2,420,499)      (15,434)   (3,350,302)           --    (5,770,801)      (15,434)
  Capital (expenditures) on equipment              (44,369)      (24,324)           --            --       (44,369)      (24,324)
  (Increase) decrease in receivables
    from related parties                            (5,596)       (9,240)      (10,000)           --       (15,596)       (9,240)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Net cash (used in) investing activities            228,104       (48,998)   (3,360,302)            0    (3,132,198)      (48,998)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Cash flows from financing activities:
  Sale of 2,300,000 Units in public
    offering                                            --     7,936,840            --            --            --     7,936,840
  Capitalized (cost) of public offering                 --      (336,832)           --            --            --      (336,832)
  Decrease in deferred financing costs                  --       137,503            --            --            --       137,503
  Interest (paid) on bridge notes                       --       (14,167)           --            --            --       (14,167)
  Proceeds from borrowings                         496,000       275,000            --            --       496,000       275,000
  (Repayments) from borrowings                          --      (875,000)           --            --            --      (875,000)
  (Payment of preferred dividend)                 (212,500)           --            --            --      (212,500)           --
                                               -----------   -----------   -----------   -----------   -----------   -----------
Net cash provided by financing activities          283,500     7,123,344             0             0       283,500     7,123,344
                                               -----------   -----------   -----------   -----------   -----------   -----------
Net increase in cash                               465,355     6,017,153       (72,968)      354,559       392,387     6,371,712
Cash and cash equivalents at beginning
  of period                                      1,037,130       336,415       307,740        69,987     1,344,870       406,402
                                               -----------   -----------   -----------   -----------   -----------   -----------
Cash and cash equivalents at
  end of period                                $ 1,502,485   $ 6,353,568   $   234,772   $   424,546   $ 1,737,257   $ 6,778,114
                                               -----------   -----------   -----------   -----------   -----------   -----------




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 1997

(1)     Basis of Presentation

        As disclosed in the Form 8-K filed November 3, 1997 and Form 8-KA filed December 29, 1997, on October 20, 1997, the Company acquired 100% of the outstanding capital stock of three entities comprising the "Grosso Jacobson Companies" (including Grosso Jacobson Productions, Inc., Grosso Jacobson Entertainment Corporation, and Grosso Jacobson Music Company, Inc) through the merger of three wholly-owned subsidiaries of the Company into the Grosso Jacobson Companies. The Grosso Jacobson Companies are engaged in the business of developing and producing entertainment products including television movies and series. The consideration paid by the Company to the sole shareholders of the Grosso Jacobson Companies pursuant to the merger was paid through the issuance of 6,666,666 shares of the Company's Common Stock valued at an issue price of $1.20 per share.

The mergers of the Company's wholly-owned subsidiaries into the Grosso Jacobson Companies for Common Stock of the Company has been recorded, for financial statement reporting purposes, as a pooling of interests.

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

(2)     Dividend on Series A Preferred Stock

        During the six months ended December 31, 1997, the Company paid $106,250 in cash for the dividend required to be paid on the Series A Preferred Stock for the quarter ended June 30, 1997. As of the date of this report, the Company has issued shares of its Common Stock equivalent at fair market value to $212,500, representing the $106,250 dividend required to be paid on the Series A Preferred Stock for the each of the quarters ended September 30, 1997 and December 31, 1997.

(3)     Income Per Share

        Income per share for the three month and six month periods has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on December 31, 1997.

(4)     Stock Options and Warrants

        The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company granted 2,537,000 stock options on October 21, 1997. 2,487,000 options have an exercise price of $1.25 and 50,000 options have an exercise price of $1.20. At December 31, 1997 there are 3,302,251 options outstanding at exercise prices ranging from $1.12 per share to $13.00 per share of Common Stock.

        If the Company had adopted FASB 123 "Accounting for Stock Based Compensation" in its accounting treatment for employees, then the Company would have recognized compensation expense related to the granting of stock options. Using the Black-Scholes pricing model to evaluate the fair market value of the options, the Company would have recorded a compensation expense of $1,262,309 for the three months ended December 31, 1997 and $176,052 for the three months ended December 31, 1996. This additional expense would have increased the net loss to ($1,225,811) ($.07 per share) for the three months ended December 31, 1997 and ($857,281) ($.07 per share) for the three months ended December 31, 1996.

        In addition to the 4,600,000 Redeemable Warrants exercisable at $1.75 per share of Common Stock issued in connection with the September 1996 public offering, there are approximately 927,554 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 500,000 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the Bridge Warrants were automatically exchanged for 500,000 Redeemable Warrants exercisable at $1.75 per share. The Company has other existing warrants outstanding to purchase an aggregate of 427,554 shares of Common Stock at prices ranging from $7.70 to $14.40 per share. There were a total of approximately 5,527,554 warrants outstanding as of December 31, 1997.

(5)     Related Party Transactions

        In November 1995, the Company sold an aggregate of 525,000 shares of its Common Stock to related parties, at a purchase price of $2.00 per share, in exchange for an aggregate of $1,050,000 principal amount of promissory notes. 500,000 of these shares were sold to Mountaingate Productions, LLC. ("Mountaingate"), a California corporation that provides the Company with producer services of its Chief Executive Officer and others. The remaining 25,000 shares were sold to a former officer and Director of the Company.

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

HISTORICAL RESULTS OF OPERATIONS FOR THE PRODUCERS ENTERTAINMENT GROUP LTD ("TPEG")

SIX MONTHS ENDED DECEMBER 31, 1997, COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1996

        TPEG revenues for the six months ended December 31, 1997 consisted of $3,450,000 from the delivery to the Fox Network of the television movie "Marabunta", $3,322,996 from the delivery to the Family Channel of the television movie "Moonlight Becomes You", $240,556 from the continuing international distribution of completed projects, $107,600 from producer fees on current projects, $104,234 from reimbursements and $763,756 from personal management fees for total revenues of $7,989,152, a 973% increase from the six months ended December 31, 1996. Revenues of $820,863 for the six months ended December 31, 1996 consisted of $167,992 from the continuing distribution of completed projects and $652,871 from personal management fees.

        Amortization of film costs for the six months ended December 31, 1997 and December 31, 1996 was $5,666,079 and $70,758, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects of 71% and 9%, respectively, reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

        General and administrative expenses for the six months ended December 31, 1997 were $2,444,257 compared to $1,859,780 for the six months ended December 31, 1996. The $584,477, or 31% increase in general and administrative expenses was primarily attributable to the addition of executive and administrative salaries and other location overhead related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements, the addition of professional consultants and the expansion of personnel in the finance and business affairs departments.

        During the six months ended December 31, 1997, non-recurring other expenses related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements totaled ($286,680). This amount includes a success fee paid to a private consultant, paid $150,000 in cash and by issuance of 83,334 shares of the Company's Common Stock valued at $.48 per share.

        During the six months ended December 31, 1997, the Company recorded ($138,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month.

        During the six months ended December 31, 1997, the Company recorded $47,280 of interest income on temporary cash investments. During the six months ended December 31, 1996, interest income of $157,339 consisted of $51,000 imputed interest discount on related party notes, $16,687 of imputed interest related to a trade note receivable and $89,652 earned on temporary cash investments.

        There was no interest and financing expense for the six months ended December 31, 1997. Interest and financing expense of $156,975 for the six months ended December 31, 1996 included $137,503 of deferred financing charges which were expensed to operations upon repayment of a $500,000 aggregate principal amount of 10% promissory notes. The one-time charge represented complete amortization of the deferred financing costs over the term of the notes which were repaid in September 1996.

        TPEG reported a loss of ($712,084) or ($.05 per share) in the second quarter of fiscal 1998 compared to a loss of ($1,487,853) or ($.16 per share) in the second quarter of fiscal 1997. The loss for both compared periods includes required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding increased to 14,748,456 in the second quarter of 1998 from 9,480,490 in the second quarter of fiscal 1997 due primarily to the effect of the issuance of 6,666,666 shares of the Company's Common Stock related to the acquisition of the Grosso-

Jacobson Companies referred to in Note (1) of the Notes to Condensed Consolidated Financial Statements and to the ongoing effect of the public offering in September 1996.

THREE MONTHS ENDED DECEMBER 31, 1997, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

        TPEG revenues for the three months ended December 31, 1997 consisted of $3,450,000 from the delivery to the Fox Network of the television movie "Marabunta", $3,322,996 from the delivery to the Family Channel of the television movie "Moonlight Becomes You", $166,529 from the continuing international distribution of completed projects, $32,600 from producer fees on current projects, $94,162 from reimbursements and $519,296 from personal management fees for total revenues of $7,585,583, a 1505% increase from the three months ended December 31, 1996. Revenues of $504,004 for the three months ended December 31, 1996 consisted of $44,889 from the continuing distribution of completed projects and $459,115 from personal management fees.

        Amortization of film costs for the three months ended December 31, 1997 and December 31, 1996 was $5,666,079 and $7,758, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects of 75% and 2%, respectively, reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

        General and administrative expenses for the three months ended December 31, 1997 were $1,627,288 compared to $1,056,277 for the three months ended December 31, 1996. The $571,011, or 54% increase in general and administrative expenses was primarily attributable to the addition of executive and administrative salaries and other location overhead related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements, the addition of professional consultants and the expansion of personnel in the finance and business affairs departments.

        During the three months ended December 31, 1997, non-recurring other expenses related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements totaled ($180,498). This amount includes a success fee paid to a private consultant, paid $150,000 in cash and by issuance of 83,334 shares of the Company's Common Stock valued at $.48 per share.

        During the three months ended December 31, 1997, TPEG recorded ($69,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month.

        During the three months ended December 31, 1997, TPEG recorded $37,000 of interest income on temporary cash investments. During the three months ended December 31, 1996, interest income of $116,433 consisted of $27,000 imputed interest discount on related party notes, $8,823 of imputed interest related to a trade note receivable and $80,602 earned on temporary cash investments.

        TPEG reported a loss of ($26,432) or ($.002 per share) in the three months ended December 31, 1997 compared to a loss of ($681,229) or ($.05 per share) in the three months ended December 31, 1996. The loss for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding increased to 17,389,761 for the three months ended December 31, 1997 from 12,631,799 for the three months ended December 31, 1996 due primarily to the effect of the issuance of 6,666,666 of TPEG's Common Shares related to the acquisition of the Grosso-Jacobson Companies referred to in Note
(1) of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES - THE PRODUCERS ENTERTAINMENT
GROUP LTD. ("TPEG")

        As of December 31, 1997, TPEG had decreased liquidity from the comparable period ended December 31, 1996 primarily as a result of the costs incurred in continuing operations. Cash and cash equivalents as of December 31, 1997 were $1,737,257 and trade accounts receivable increased to $1,184,748. As of December 31, 1997, the Company had recorded accounts payable and accrued expenses of $577,999. In the comparable period ending December 31, 1996, the Company had $4,746,150 in cash and cash equivalents and $691,685 in trade accounts receivable to cover $401,051 of current liabilities. As of February 13, 1998, the Company's cash, cash equivalents and marketable securities were approximately $1,011,829.

        Management estimates that, as of December 31, 1997, the Company's cash commitments for the next twelve months will aggregate approximately $2,297,000. The figure includes (a) base compensation to its key officers, key independent contractors and key consultants of approximately $1,925,000 and (b) office rent of approximately $372,000. The Company also incurs other costs such as staff salaries, employee benefits, employer taxes, premiums on insurance policies, marketing costs, office expenses, professional fees, consulting fees and other expenses. For the six months ended December 31, 1997, cash general and administrative expenses, including compensation and rent, but excluding legal expenses, aggregated approximately $2,414,161. In addition to general and administrative expenses, the required dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock may be paid either in shares of the Company's Common Stock or in cash.

        The Company's projected business plan is to use a substantial portion of its liquid resources to expand its operations and to establish other activities related to its core business. The Company anticipates that cash and cash equivalents will be used to obtain options on literary properties for new projects, to develop properties into finished scripts, to finance timing differences between production costs and collection of license fees, to acquire the copyrights and distribution rights to third party product and to pay cash dividends on its Series A Preferred Stock. The actual utilization of excess working capital is subject to change based on the then present circumstances and management's evaluation of alternative projects.

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

PRO FORMA COMBINED RESULTS OF OPERATIONS OF THE PRODUCERS ENTERTAINMENT GROUP LTD. AND THE GROSSO JACOBSON COMPANIES

        The following pro forma presentation of the combined results of operations of the Company and the Grosso Jacobson Companies is based on the treatment of the mergers of the Company's wholly owned subsidiaries into the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements as a pooling of interests.

SIX MONTHS ENDED DECEMBER 31, 1997, COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1996


        Pro forma combined revenues for the six months ended December 31, 1997 consisted of $3,450,000 from the delivery to the Fox Network of the television movie "Marabunta", $3,322,996 from the delivery to the Family Channel of the television movie "Moonlight Becomes You", $3,496,743 from the delivery to the Family Channel of the television movie "Let Me Call You Sweetheart", $245,331 from the continuing international distribution of completed projects, $696,589 from producer fees on current projects, $104,234 from reimbursements and $763,756 from personal management fees for total revenues of $12,079,649, a 679% increase from the six months ended December 31, 1996. Revenues of $1,778,383 for the six months ended December 31, 1996 consisted of $599,146 from producing fees, $526,366 from the continuing distribution of completed projects and $652,871 from personal management fees.

        Pro forma combined amortization of film costs for the six months ended December 31, 1997 and December 31, 1996 was $8,441,180 and $70,758,
respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects of 71% and 9%, respectively, reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

        Pro forma combined general and administrative expenses for the six months ended December 31, 1997 were $2,627,210 compared to $2,213,996 for the six months ended December 31, 1996. The $551,214, or 25% increase in general and administrative expenses was primarily attributable to the addition of executive and administrative salaries and other location overhead related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements, the addition of professional consultants and the expansion of personnel in the finance and business affairs departments.

        On a pro forma basis during the six months ended December 31, 1997, non-recurring other expenses related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements totaled ($286,680). This amount includes a success fee paid to a private consultant, paid $150,000 in cash and by issuance of 83,334 shares of the Company's Common shares valued at $.48 per share.


        During the six months ended December 31, 1997, the Company and the Grosso Jacobson companies on a pro forma basis recorded ($138,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month.

        During the six months ended December 31, 1997, the Company and the Grosso Jacobson Companies on a pro forma basis recorded $47,430 of interest income on temporary cash investments. During the six months ended December 31, 1996, interest income of $159,857 consisted of $51,000 imputed interest discount on related party notes, $16,687 of imputed interest related to a trade note receivable and $92,170 earned on temporary cash investments.

        On a pro forma basis there was no interest and financing expense for the six months ended December 31, 1997. Interest and financing expense of $163,775 for the six months ended December 31, 1996 included $137,503 of deferred financing charges which were expensed to operations upon repayment of a $500,000 aggregate principal amount of 10% promissory notes. The one-time charge represented complete amortization of the deferred financing costs over the term of the notes which were repaid in September 1996.

        The Company and the Grosso Jacobson Companies on a pro forma basis reported income of $350,091 or $.02 per share in the second quarter of fiscal 1998 compared to a loss of ($1,301,394) or ($.08 per share) in the second quarter of fiscal 1997. The income(loss) for the compared periods includes required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding increased to 18,806,427 in the second quarter of 1998 from 16,230,490 in the second quarter of fiscal 1997 due primarily to the effect of the issuance of 6,666,666 shares of the Company's Common Stock related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of the Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED DECEMBER 31, 1997, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996


        Pro forma combined revenues for the three months ended December 31, 1997 consisted of $3,450,000 from the delivery to the Fox Network of the television movie "Marabunta", $3,322,996 from the delivery to the Family Channel of the television movie "Moonlight Becomes You", $166,529 from the continuing international distribution of completed projects, $137,600 from producer fees on current projects, $94,636 from reimbursements and $519,296 from personal management fees for total revenues of $7,691,057, a 1191% increase from the three months ended December 31, 1996. Revenues of $645,255 for the three months ended December 31, 1996 consisted of $44,889 from the continuing distribution of completed projects and $459,115 from personal management fees.

        Pro forma combined amortization of film costs for the three months ended December 31, 1997 and December 31, 1996 was $5,666,079 and $7,758, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects of 75% and 1%, respectively, reflects the mix of projects in which the Company and the Grosso Jacobson Companies on a pro forma basis have no expectation of additional revenues that are amortized at 100% of cost and projects in which the combined companies have retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

        Pro forma combined general and administrative expenses for the three months ended December 31, 1997 were $1,669,732 compared to $1,252,117 for the three months ended December 31, 1996. The $417,515, or 33% increase in general and administrative expenses was primarily attributable to the addition of executive and administrative salaries and other location overhead related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements, the addition of professional consultants and the expansion of personnel in the finance and business affairs departments.

        On a pro forma basis during the three months ended December 31, 1997, non-recurring other expenses related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements totaled ($180,498). This amount includes a success fee paid to a private consultant, paid $150,000 in cash and by issuance of 83,334 shares of the Company's Common shares valued at $.48 per share.

        During the three months ended December 31, 1997, the Company and the Grosso Jacobson Companies on a pro forma basis recorded ($69,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month.

        During the three months ended December 31, 1997, the Company and the Grosso Jacobson Companies on a pro forma basis recorded $37,000 of interest income on temporary cash investments. During the three months ended December 31, 1996, interest income of $118,894 consisted of $27,000 imputed interest discount on related party notes, $8,823 of imputed interest related to a trade note receivable and $83,063 earned on temporary cash investments.

        On a pro forma basis the company and the Grosso Jacobson Companies reported income of $36,498 or $.002 per share in the three months ended December 31, 1997 compared to a loss of ($974,731) or ($.05 per share) in the three months ended December 31, 1996. The pro forma income(loss) for both compared periods includes required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. On a pro forma basis the number of weighted average common shares outstanding decreased to 18,839,036 for the three months ended December 31, 1997 from 19,381,799 for the three months ended December 31, 1996 due primarily to the effect of a return of 525,000 shares on cancellation of related party notes at June 30, 1997 referred to in Note (5) of Notes to Condensed Consolidated Financial Statements.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        $106,250 in required dividends on Series A Preferred Stock for the quarter ended September 30, 1997 was paid by issuance of Common Stock on February 13, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-KA

(a)     Exhibits - None.

(b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K on November 3, 1997 with respect to the Grosso Jacobson mergers described elsewhere in this Report. Item 1. and Item 2. were reported.

(c) Reports on Form 8-KA - The Company filed a Current Report on Form 8-KA on December 29, 1997 with respect to the Grosso Jacobson mergers described elsewhere in this Report. Item 7. was reported

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                  (Registrant)





Dated:     February 13, 1998            /s/ IRWIN MEYER
           -----------------            -------------------------------------
                                        Irwin Meyer,
                                        President and Chief Executive Officer


Dated:     February 13, 1998            /s/ ARTHUR BERNSTEIN
           -----------------            -------------------------------------
                                        Arthur Bernstein,
                                        Executive Vice President, Principal
                                        Financial Officer