Form 10QSB
period 1998-03-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1998-05-19
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934.

                               -------------------

         For Quarter Ended March 31, 1998 Commission file number 0-18410

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                95-4233050
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         5757 Wilshire Blvd., PH1, Los Angeles, CA                   90036
           (Address of principal executive offices)               (Zip Code)
--------------------------------------------------------------------------------
             Registrant's telephone number, including area code (213) 634-8634

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


     COMMON STOCK , $.001 PAR VALUE -- 6,475,494 SHARES AS OF MARCH 31, 1998

Part 1. Financial Information
Item 1. Financial Statements

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31, 1998        JUNE 30, 1997
                                                                          (UNAUDITED)           (UNAUDITED)

                                                       ASSETS
Cash and cash equivalents                                                $    933,555           $  1,344,870
Short term investments                                                        207,007              2,698,568
Accounts receivable, net trade                                              2,373,039                522,228
Receivable from related parties                                                68,776                 50,631
Prepaid expenses                                                                4,229                 24,895
Right to receive revenue                                                      196,105                196,105
Film costs, net                                                             1,845,474              4,417,709
Fixed assets, net                                                             112,183                 82,494
Covenant not to compete                                                       184,000                391,000
Covenant not to compete                                                        51,300                 51,300
Other assets                                                                   18,508                 63,786
                                                                         ------------           ------------
TOTAL ASSETS                                                             $  5,994,176           $  9,843,586
                                                                         ============           ============


                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                    $    674,624           $    792,772
Dividends payable                                                             106,250                212,500
Deferred Income                                                               160,000              5,269,869
Loans payable                                                                 496,000                     --
Due to related parties                                                        262,528                     --
Other                                                                          (8,255)                    --
                                                                         ------------           ------------
TOTAL LIABILITIES                                                        $  1,691,147           $  6,275,141

Shareholders' equity:
Preferred Stock, $.001 par value, authorized 10,000,000 shares,
  issued and outstanding 1,000,000 shares - Series A                            1,000                  1,000
Common Stock, $.001 par value, authorized 50,000,000 shares;
  issued and outstanding 6,475,494 and 6,351,476 shares                         6,475                  6,351
Additional paid-in capital                                                 22,472,048             22,538,422
Accumulated deficit and dividends                                         (17,166,302)           (17,967,136)
                                                                            5,313,221              4,578,637
                                                                         ------------           ------------
Treasury stock, 93,536 shares at cost                                      (1,010,192)            (1,010,192)
                                                                         ------------           ------------
Net shareholders' equity                                                 $  4,303,029           $  3,568,445
                                                                         ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  5,994,176           $  9,843,586
                                                                         ============           ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED MARCH 31,
                                                                   ---------------------------
                                                                   1998                    1997

Revenues                                                       $ 18,276,403           $  5,170,833

Costs related to revenues:
  Amortization of film costs                                     12,422,090                     --
  Costs of projects sold                                            604,218              3,551,450
                                                               ------------           ------------

  Net Revenues                                                    5,250,095              1,619,383

General and administrative expenses                               3,997,429              3,347,898
                                                               ------------           ------------

  Operating income (loss)                                         1,252,666             (1,728,515)


Other income (expenses):

Acquisition expense                                                (299,380)                     0

Interest income                                                      58,522                236,603

Interest and financing expense                                       (3,974)              (163,375)

Settlements expense                                                (207,000)              (236,916)
                                                               ------------           ------------

  Net other income (expense)                                       (451,832)              (163,688)
                                                               ------------           ------------


  Net income (loss)                                                 800,834             (1,892,203)

Provision for income taxes                                                0                (90,705)
                                                               ------------           ------------

  Net income (loss)                                                 800,834             (1,982,908)


Dividend requirement on Series A
 Preferred Stock at $.31875 per share                              (318,750)              (318,750)
                                                               ------------           ------------

Net income (loss) applicable to common
  shareholders                                                 $    482,084           $ (2,301,658)
                                                               ============           ============


Net income (loss) per share (basic and diluted)          $        .08           $       (.40)

Average common shares
   outstanding (basic and diluted)                          6,290,871              5,727,458
                                                               ------------           ------------



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                   1998                1997

Revenues                                                       $ 6,196,754           $ 3,471,227

Costs related to revenues:
  Amortization of film costs                                     3,980,910
  Costs of projects sold                                           532,800             3,317,609
                                                               -----------           -----------

  Net Revenues                                                   1,683,044               153,618

General and administrative expenses                              1,370,219             1,048,351
                                                               -----------           -----------

  Operating income (loss)                                          312,825              (894,733)


Other income (expenses):

Acquisition expense                                                (12,700)                    0

Interest income                                                     11,092                76,527

Interest and financing expense                                      (3,974)                    0

Settlements expense                                                (69,000)              (70,875)
                                                               -----------           -----------

  Net other income (expense)                                       (74,582)                5,652

  Net income (loss)                                                238,243              (889,081)

Provision for income taxes                                               0                (4,933)
                                                               -----------           -----------

  Net income (loss)                                                238,243              (894,014)

Dividend requirement on Series A Preferred Stock                  (106,250)             (106,250)
                                                               -----------           -----------
  at $.31875 per share

Net income (loss) applicable to common
  shareholders                                                 $   131,993           $(1,000,264)
                                                               ===========           ===========

Net income (loss) per share (basic and diluted)          $       .02           $      (.16)

Average common shares
     outstanding (basic and diluted)                       6,335,976             6,432,939
                                                               -----------           -----------




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)



                                                                                    ADDITIONAL
                                  PREFERRED        COMMON              STOCK          PAID-IN       ACCUMULATED
                                    STOCK           SHARES             AMOUNT         CAPITAL          DEFICIT              NET
                             ------------------------------------------------------------------------------------------------------
Balance,
June 30, 1997                $      1,000         6,351,476      $      6,351      $ 22,538,422     $(17,967,136)     $  4,578,637

Issuance of common
shares in payment
of dividends on
Series A
Preferred Stock                                      96,240                96               (96)                                 0

Issuance of common
shares in payment
of consulting fees                                   27,778                28            39,972                             40,000

Adjustment to sale
of Common Stock to
related parties

Net income                                                                                               800,834           800,834

Dividends on Series
A Preferred Stock                                                                      (106,250)                          (106,250)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1998               $      1,000         6,475,494      $      6,475      $ 22,472,048     $(17,166,302)     $  5,313,221

Less:
Treasury Stock                                      (93,536)                                                            (1,010,192)

NET SHAREHOLDERS' EQUITY                          6,381,958                                                           $  4,303,029



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED MARCH 31,
                                                                       ---------------------------
                                                                            1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $    800,834      $ (2,301,658)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO
NET CASH (USED IN) OPERATING ACTIVITIES:
    Depreciation of fixed assets                                            43,871            22,653
    Amortization of film costs                                          12,422,090            22,574
    Amortization of non-competition agreement                              207,000                --
    Write off of projects in development                                        --            30,779
    Amortization of right to receive revenue                                    --            63,424
    (Accrued) interest income on note receivable                                --           (24,381)
    (Accrued) interest income on investments                                    --           (68,200)
    Amortization of imputed interest (discount)                                 --           (83,410)
    Issuance of shares of Common Stock to Cypress                               --            36,563

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (Increase) decrease in accounts receivable                          (1,850,811)          (94,207)
    (Increase) decrease in other assets                                     65,944             8,232
    Increase (decrease) in accounts payable
        and accrued expenses                                              (216,143)         (363,309)
    Increase in accrued pension/profit sharing                             262,528                --
    Increase (decrease) in deferred revenues                            (5,109,869)           50,000
                                                                      ------------      ------------
    Net cash (used in) operating activities                              6,625,444        (2,700,940)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Additions) to film costs, net                                      (9,826,365)
                                                                                            (476,020)
    Capital (expenditures) on equipment                                    (73,560)          (58,497)
    (Increase) in short term investments                                 2,491,561        (2,869,020)
    (Increase) in investment for distribution subsidiary                        --          (140,493)
    (Increase) decrease in receivables from related parties                (18,145)           17,039
    (Increase) in related party covenant not to compete                         --          (460,000)
    Increase in accrued legal settlement payable                                --                --
                                                                      ------------      ------------
Net cash (used in) investing activities                                 (7,426,509)          (48,998)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of 766,667 Units in public offering, net                               --         7,585,841
    Decrease in deferred financing costs                                        --           137,503
    Proceeds from borrowings                                               496,000           275,000
    (Repayment) of borrowings                                                   --          (875,000)
    Increase in dividends payable                                               --           106,250
    (Payment) of cash dividends on Preferred Stock                        (106,250)         (318,750)
                                                                      ------------      ------------
Net cash provided by financing activities                                  315,000         6,910,844
                                                                      ------------      ------------

Net increase (decrease) in cash                                           (411,315)
                                                                                             247,463
Cash and cash equivalents at beginning of period                         1,344,870           336,415
                                                                      ------------      ------------
Cash and cash equivalents at end of period                            $    933,555      $    583,878
                                                                      ============      ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1998

(1)     Basis of Presentation

        During the nine months ended March 31, 1998, the Company's Board of Directors announced a one-for-three reverse split of the outstanding shares of Common Stock. The reverse split was approved at the Annual Stockholders Meeting on April 28, 1998. This reverse stock split has been retroactively reflected for all periods reported in the accompanying condensed consolidated financial statements and notes.

        As disclosed in the Form 8-K filed November 3, 1997 and Form 8-KA filed December 29, 1997, on October 20, 1997, the Company acquired 100% of the outstanding capital stock of three entities comprising the "Grosso Jacobson Companies" (including Grosso Jacobson Productions, Inc., Grosso Jacobson Entertainment Corporation, and Grosso Jacobson Music Company, Inc) through the merger of three wholly-owned subsidiaries of the Company into the Grosso Jacobson Companies. The Grosso Jacobson Companies are engaged in the business of developing and producing entertainment products including television movies and series. The consideration paid by the Company to the sole shareholders of the Grosso Jacobson Companies pursuant to the merger was paid through the issuance of 2,222,222 shares of the Company's Common Stock valued at an issue price of $3.60 per share.

The mergers of the Company's wholly-owned subsidiaries into the Grosso Jacobson Companies for Common Stock of the Company has been recorded, for financial statement reporting purposes, as a pooling of interests, and accordingly, the accompanying financial statements reflect the combined results of the pooled businesses for the respective periods presented. The financial data below reflects the historical results of The Producers Entertainment Group ("TPEG") and the historical results of the Grosso Jacobson Companies ("GJ") on a pro forma basis.

                                                                 (In thousands)
                                          For the Nine Months                        For the Nine Months
                                          Ended March 31, 1998                       Ended March 31, 1997
                                TPEG             GJ          Combined         TPEG              GJ          Combined
Revenues                      $ 14,185        $  4,091       $ 18,276       $    812        $  4,359       $  5,171
Operating income (loss)            189           1,064          1,253         (2,193)            465         (1,728)
Net income (loss)                 (582)          1,064            482         (2,353)            370         (1,983)


        The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The Company's Form 10-KSB for fiscal year ended June 30, 1997 does not include the effect of the merger with the Grosso-Jacobson Companies on October 20, 1997. `

(2)     Dividend on Series A Preferred Stock

        During the nine months ended March 31, 1998, the Company paid $106,250 in cash for the dividend required to be paid on the Series A Preferred Stock for the quarter ended June 30, 1997. The Company issued 96,240 shares of its Common Stock at a market value of $2.21 per share, or the equivalent of $212,500, representing the $106,250 quarterly dividend required to be paid on the Series A Preferred Stock for the each of the quarters ended September 30, 1997 and December 31, 1997. The Board of Directors has not stated its intentions regarding the method of payment to be used for the dividend due for the quarter ended March 31, 1998.

(3)     Income Per Share

        Income per share for the three and nine month periods has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on March 31, 1998.

(4)     Stock Options and Warrants

        The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company has made no grant of options for the period ended March 31, 1998. At March 31, 1998 there were options to acquire 1,100,750 shares outstanding at exercise prices ranging from $3.36 per share to $39.00 per share of Common Stock.

        In addition to the Redeemable Warrants to purchase an aggregate of 1,700,000 shares of Common Stock at $5.25 per share issued in connection with the September 1996 public offering, the Company has other existing warrants outstanding to purchase an aggregate of 142,518 shares of Common Stock at prices ranging from $23.10 to $43.20 per share. There were a total of approximately 1,842,518 warrants outstanding as of March 31, 1998.

(5)      Letter of Intent to Acquire MediaWorks International

        During the three months ended March 31, 1998, the Company signed a letter of intent to acquire 100% of the stock of MediaWorks International, a California-based international distribution/licensing company, specializing in children's and family programming, located in Manhattan Beach, California. The Company will pay up to $6.5 million to purchase all of the outstanding shares of MediaWorks International. The contemplated acquisition by the Company of MediaWorks International is subject to completion of due diligence by the parties, execution by the parties of definitive legal documents and approval by the Company's Board of Directors.

Part 1. Financial Information
Item 2.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL - HISTORICAL FINANCIAL INFORMATION


        The following discussion and analysis should be read in conjunction with the Company's accompanying condensed consolidated financial statements and Notes.

        The Notes to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain certain forward-looking statements with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. These risk factors include, but are not limited to, the number of the Company's projects in development that result in completed productions that yield revenues during specific fiscal periods, the lapse in time between the expenditures made by the Company and the receipt of cash and the timing of such production expenditures and related revenues. Other risk factors include the intensity of competition from other television and motion picture producers and distributors, the status of the Company's liquidity in future fiscal periods, the Company's ability to integrate the acquisition of Media Works and factors that generally affect the entertainment industry such as changes in management at the major studios, broadcast and distribution companies, as well as economic, political, regulatory, technological and public taste environments.

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

        On October 20, 1997, the Company completed the merger with the Grosso-Jacobson Companies for 2,222,222 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests and therefore the accompanying financial information for all periods presented has been restated to reflect the effects of the combination.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1998, COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

        Revenues for the nine months ended March 31, 1998 were $18,276,403, a 254% increase from $5,170,833 for the nine months ended March 31, 1997. Revenues for the nine months ended March 31, 1998 consisted of $3,930,000 from the delivery to the Showtime Network of the television movie "Sorrow Floats", $3,450,000 from the delivery to the Fox Network of the television movie "Marabunta", $3,322,996 from the delivery to the Family Channel of the television movie "Moonlight Becomes You", $3,470,255 from the delivery to the Family Channel of the television movie "Let Me Call You Sweetheart, $832,403 from the continuing international distribution of completed projects, $1,130,873 from joint venture revenue participation, $896,589 from producer fees on current projects, $126,208 from reimbursements and $1,117,079 from personal management fees. Revenues of $5,170,833 for the nine months ended March 31, 1997 consisted of $3,189,380 from the delivery to the Family Channel of the television movie "While My Pretty One Sleeps", $650,356 from producer fees on current projects, $617,478 from the continuing distribution of completed projects and $713,619 from personal management fees. The increase in revenues was due primarily to an increase in the number of television movies released to four in the nine months ended March 31, 1998 from one in the nine months ended March 31, 1997, to the effect of the creation of a joint venture with MediaWorks International resulting in new revenues of $1,130,873 and to a $403,460 increase in personal management fees due to an expanded talent pool in the management subsidiary.

        Amortization of film costs for the nine months ended March 31, 1998 and March 31, 1997 was $13,026,308 and $3,551,450, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects of 71% and 69%, respectively, reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

        General and administrative expenses for the nine months ended March 31, 1998 were $3,997,429 compared to $3,347,898 for the nine months ended March 31, 1997. The $649,531, or 19% increase in general and administrative expenses was primarily attributable to increases in executive and administrative salaries and other location overhead related to the Grosso Jacobson Companies, the addition of professional consultants and the expansion of personnel in the finance and business affairs departments.

        During the nine months ended March 31, 1998, non-recurring acquisition expenses of ($299,380) related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements. This amount includes a success fee paid to a private consultant, $150,000 in cash, and 27,778 shares of the Company's Common Stock valued at $1.44 per share.

        During the nine months ended March 31, 1998, the Company recorded ($207,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month. During the nine months ended March 31, 1997, the Company recorded ($184,000) of amortization related to this settlement.

        During the nine months ended March 31, 1998, the Company recorded $58,522 of interest income on temporary cash investments. During the nine months ended March 31, 1997, interest income of $236,603 consisted of $83,410 imputed interest discount on related party notes and $153,193 earned on temporary cash investments.

        During the nine months ended March 31, 1998, the Company recorded ($3,974) of interest and financing expense . Interest and financing expense of $163,375 for the nine months ended March 31, 1997 included $137,503 of deferred financing charges which were expensed to operations upon repayment of a $500,000 aggregate principal amount of 10% promissory notes. The one-time charge represented complete amortization of the deferred financing costs over the term of the notes which were repaid in September 1996.

        TPEG reported income of $482,084 or $.08 per share for the nine months ended March 31, 1998 compared to a loss of ($2,301,658) or ($.40 per share) for the nine months ended March 31, 1997. The income (loss) for both compared periods includes required dividend payments of $318,750 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding increased to 6,290,871 for the nine months ended March 31, 1998 from 5,727,458 for the nine months ended March 31, 1997 due to the ongoing effect of the public offering which commenced September 12, 1996, the issuance of 27,778 shares of the Company's Common Stock as part of a consultant's success fee, and the issuance of 96,240 shares of the Company's Common Stock in payment of Series A Preferred Stock dividends for the quarters ended September 30, 1997 and

December 31, 1997 Note (2) of the Notes to Condensed Consolidated Financial Statements. The calculation of the number of weighted average common shares reflects the retroactive effect of the one-for-three reverse stock split announced during the third quarter 1998.

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        TPEG revenues for the three months ended March 31, 1998 totalled $6,196,142, a 79% increase from $3,471,227 for the three months ended March 31,1997. Revenues for the three months ended March 31, 1998 consisted of $3,930,000 from the delivery to the Showtime Network of the television movie "Sorrow Floats", $1,130,873 from joint venture participation, $560,449 from the continuing international distribution of completed projects, $200,000 from producer fees on current projects, $22,209 from reimbursements and $353,223 from personal management fees. Revenues of $3,471,227 for the three months ended March 31, 1997 consisted of $3,189,380 from the delivery to the Family Channel Network of the television movie "While My Pretty One Sleeps", $91,112 from the continuing distribution of completed projects, $129,987 from producer fees on current projects and $60,748 from personal management fees. The increase in revenues was due primarily to an increase in the number of television movies released from one in the three months ended March 31, 1997 to two in the three months ended March 31, 1998, to the effect of the creation of a joint venture with MediaWorks resulting in new revenues of $1,130,873 and to a $292,475 increase in personal management fees due to an expanded talent pool in the management subsidiary.

        Amortization of film costs for the three months ended March 31, 1998 and March 31, 1997 was $4,513,710 and $3,317,609, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the distribution of projects of 72% and 96%, respectively, reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

        General and administrative expenses for the three months ended March 31, 1998 were $1,370,219 compared to $1,048,351 for the three months ended March 31, 1997. The $321,868, or 31% increase in general and administrative expenses was primarily attributable to increases in executive and administrative salaries and other location overhead related to the Grosso Jacobson Companies, the addition of professional consultants and the expansion of personnel in the finance and business affairs departments.

        During the three months ended March 31, 1998, non-recurring acquisition expenses of ($12,700) related to the acquisition of the Grosso Jacobson Companies referred to in Note (1) of Notes to Condensed Consolidated Financial Statements.

        During the three months ended March 31, 1998, the Company recorded ($69,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month. During the three months ended March 31, 1997, the Company recorded ($69,000) of amortization related to this settlement.

        During the three months ended March 31, 1998, TPEG recorded $11,092 of interest income on temporary cash investments. During the three months ended March 31, 1997, interest income of $76,527 consisted of $32,410 imputed interest discount on related party notes, $7,694 of imputed interest related to a trade note receivable and $36,393 earned on temporary cash investments.

        TPEG reported income of $131,993 or $.02 per share in the three months ended March 31, 1998 compared to a loss of ($1,000,264) or ($.16 per share) in the three months ended March 31, 1997. The income (loss) for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding decreased to 6,335,976 for the three months ended March 31, 1998 from 6,432,939 for the three months ended March 31, 1997 due primarily to the effect of the return of 500,000 shares of Common Stock at June 30, 1997 on termination by the Company of a related party promissory note. The calculation of weighted average common shares for both periods reflects the effect of the one-for-three stock split announced during the third quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES - THE PRODUCERS ENTERTAINMENT GROUP LTD.
("TPEG")

        As of March 31, 1998, TPEG had decreased liquidity from the comparable period ended March 31, 1997 primarily as a result of the costs incurred in continuing operations. Cash and cash equivalents as of March 31, 1998 were $1,140,562 and trade accounts receivable increased to $2,373,039. As of March 31, 1998, the Company had recorded accounts payable and accrued expenses of $674,624. In the comparable period ending March 31, 1997, the Company had $4,043,438 in cash and cash equivalents and $522,228 in trade accounts receivable to cover $792,772 of current liabilities. As of May 13, 1998, the Company's cash, cash equivalents and marketable securities were approximately $396,658.

        Management estimates that, as of March 31, 1998, the Company's cash commitments for the next twelve months will aggregate approximately $2,290,000. The figure includes (a) base compensation to its key officers, key independent contractors and key consultants of approximately $1,918,000 and (b) office rent of approximately $372,000.

        The Company also incurs other general and administrative costs such as staff salaries, employee benefits, employer taxes, premiums on insurance policies, marketing costs, office expenses, professional fees, consulting fees and other expenses. For the nine months ended March 31, 1998, total cash general and administrative expenses, for all categories except legal expenses, aggregated approximately $3,871,876. In addition to general and administrative expenses, the required dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock may be paid either in shares of the Company's Common Stock or in cash.

        The Company's projected business plan is to use a substantial portion of its liquid resources to expand its operations and to establish other activities related to its core business. The Company anticipates that cash and cash equivalents will be used to obtain options on literary properties for new projects, to develop properties into finished scripts, to finance timing differences between production costs and collection of license fees and to acquire the copyrights and distribution rights to third party product. The actual utilization of excess working capital is subject to change based on the then present circumstances and management's evaluation of alternative projects. An inability to raise additional capital could prevent the Company from achieving its objectives and have a material adverse effect on the Company's business results of operations and financial condition.

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

        The Company's ability to satisfy selling, general and administrative costs with cash flow from operations depends on the product mix, number of projects and timing of delivery of projects in each quarter. Projects made under producer arrangements provide a lower contribution margin to the Company's costs of operations than projects in which the Company holds distribution rights. The Company believes based on its developing financing sources that its future levels of liquidity and capital resources will be sufficient to meet its cash needs for the next twelve months.


INFLATION

        Inflation has not had a material effect on the Company.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-KA

        (a) Exhibits

             10.1 - Joint Venture Agreement dated January 8, 1998, between The
                    Producers Entertainment Group Ltd. and MediaWorks International.

             27.1 - Financial Data Schedule

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                  (Registrant)





Dated:     May 15, 1998                 /S/ IRWIN MEYER
         ------------------             ---------------------------------------
                                        Irwin Meyer,
                                        President and Chief Executive Officer


Dated:     May 15, 1998                 /S/ ARTHUR BERNSTEIN
         ------------------             ---------------------------------------
                                        Arthur Bernstein,
                                        Executive Vice President, Principal
                                        Financial Officer