Form 10QSB/A
period 1997-12-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1998-10-01
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------

                                 FORM 10-QSB/A

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934.

                               -------------------

       For Quarter Ended December 31, 1997 Commission file number 0-18410


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                            95-4233050
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


          5757 Wilshire Blvd., PH1, Los Angeles, CA               90036
- --------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area code (323) 634-8634


- --------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

- --------------------------------------------------------------------------------

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

(4)     Stock Options and Warrants

        The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company has made no grant of options for the period ended December 31, 1997. At December 31, 1997 there are 765,251 options outstanding at exercise prices ranging from $1.12 per share to $13.00 per share of Common Stock.

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




                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                  (Registrant)





Dated:    September 28, 1998            /s/ IRWIN MEYER
          ------------------            -------------------------------------
                                        Irwin Meyer,
                                        Chief Executive Officer


Dated:    September 28, 1998            /s/ ARTHUR BERNSTEIN
          ------------------            -------------------------------------
                                        Arthur Bernstein,
                                        Executive Vice President, Principal
                                        Financial Officer