Form 10QSB/A
period 1998-03-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1998-10-01
CIK 854937

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


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                                95-4233050
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         5757 Wilshire Blvd., PH1, Los Angeles, CA                   90036
           (Address of principal executive offices)               (Zip Code)
- --------------------------------------------------------------------------------
             Registrant's telephone number, including area code (323) 634-8634


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




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)



                                                                                    ADDITIONAL
                                  PREFERRED        COMMON              STOCK          PAID-IN       ACCUMULATED
                                    STOCK           SHARES             AMOUNT         CAPITAL          DEFICIT              NET
                             ------------------------------------------------------------------------------------------------------
Balance,
June 30, 1997                $      1,000         6,351,476      $      6,351      $ 22,538,422     $(17,967,136)     $  4,578,637

Issuance of common
shares in payment
of dividends on
Series A
Preferred Stock                                      96,240                96               (96)                                 0

Issuance of common
shares in payment
of consulting fees                                   27,778                28            39,972                             40,000

Adjustment to sale
of Common Stock to
related parties

Net income                                                                                               800,834           800,834

Dividends on Series
A Preferred Stock                                                                      (106,250)                          (106,250)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance,
March 31, 1998               $      1,000         6,475,494      $      6,475      $ 22,472,048     $(17,166,302)     $  5,313,221

Less:
Treasury Stock                                      (93,536)                                                            (1,010,192)

NET SHAREHOLDERS' EQUITY                          6,381,958                                                           $  4,303,029



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

(4)     Stock Options and Warrants

        The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company has made no grant of options for the period ended March 31, 1998. At March 31, 1998 there were options to acquire 765,251 shares outstanding at exercise prices ranging from $3.36 per share to $39.00 per share of Common Stock.

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




                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                  (Registrant)





Dated:   September 28, 1998             /S/ IRWIN MEYER
         ------------------             ---------------------------------------
                                        Irwin Meyer,
                                        Chief Executive Officer


Dated:   September 28, 1998             /S/ ARTHUR BERNSTEIN
         ------------------             ---------------------------------------
                                        Arthur Bernstein,
                                        Executive Vice President, Principal
                                        Financial Officer