Form 10KSB
period 1998-06-30
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1998-10-13
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB



                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1998

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from____________to____________


                         Commission file number 0-18410


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                 (Name of Small Business Issuer in its Charter)

            DELAWARE                                          95-4233050
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


5757 Wilshire Boulevard, Penthouse One, Los Angeles, California         90036
         (Address of  Principal Executive Offices)                    (Zip Code)

                                 (323) 634-8634
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
    Title of Each Class                                    on Which Registered
    -------------------                                    -------------------
Common Stock, Par Value $.001                             NASDAQ SmallCap Market
Redeemable Warrants                                        Boston Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

         Series A Convertible Preferred Stock
         Common Stock, par value $.001
         Redeemable Warrants
         Class B Warrants

                              ---------------------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X]    No  [ ]

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year - $22,369,511

         The aggregate market value of the voting stock held by non-affiliates based upon the average of the closing bid and asked prices of such stock as of October 9, 1998 as reported on the National Association of Securities Dealers Automated Quotation System was $2,909,666.

         As of October 9, 1998, there were 6,847,943 shares of common stock outstanding.

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                              PAGE NO.

PART I

Item 1   Business ...........................................................   1
Item 2   Properties .........................................................   7
Item 3   Legal Proceedings ..................................................   8
Item 4   Submission of Matters to a Vote of Security Holders ................   8

PART II

Item 5   Market for Common Equity and Related Stockholder Matters ...........   9
Item 6   Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................  10
Item 7   Financial Statements ...............................................  18
Item 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................  18

PART III

Item 9   Directors and Executive Officers; Compliance with
         Section 16(a) of the Exchange Act ..................................  19
Item 10  Executive Compensation .............................................  21
Item 11  Security Ownership of Certain Beneficial Owners and Management .....  24
Item 12  Certain Relationships and Related Transactions .....................  25
Item 13  Exhibits, and Reports on Form 8-K ..................................  26


                           FORWARD-LOOKING STATEMENTS

         This Report contains statements which constitute forward-looking statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) the Company's growth and expansion opportunities,
(ii) trends affecting the Company's financial condition or results of operations, (iii) integration of recent acquisitions, (iv) the impact of competition and (v) the expansion of the Company's international production, distribution and certain other operations. Such forward-looking statements may be identified by the use of words such as "believe," "anticipate," "intend," and "expect." Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Report, including, without limitation, the information set forth in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That Could Impact Future Results" identifies important factors that could cause such differences. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

       The Producers Entertainment Group Ltd. and its subsidiaries ("the "Company") are engaged in the acquisition, development, production and distribution of dramatic, comedy, documentary and instructional television series and movies and theatrical motion pictures (together "projects"). The Company's projects are distributed in the United States and in international markets for exhibition on standard broadcast television (network and syndication), basic cable and pay cable, and for video and theatrical release. Typically, the Company grants distribution rights in various media for limited periods of time and in specified geographical areas in exchange for financial guarantees which the Company uses to finance the cost of a project. These projects may become part of the Company's library and may be relicensed when the initial distribution licenses expire.

       One source of revenue for the Company is the development and production of made-for-television movies. There is an active market for made-for-television movies. The Company generally finances the cost of production from licensing fees. The Company has been able to develop and produce made-for-television movies for an amount which does not significantly exceed the initial television license fee. This license fee, whether it be from a network or a cable company, generally enables the licensee to broadcast the made-for-television movie a limited number of times during a specific time period. After the licensee has broadcast the made-for-television movie in accordance with this arrangement, the remaining rights belong to the producer, or the Company. Additional profits may be realized from the exploitation of made-for-television movies in other markets.

       The production of television series represents another source of revenue for the Company. As with made-for-television movies, the cost of a television series is financed (in whole or in part) from licensing fees. These fees come from domestic television networks and/or foreign distribution companies in exchange for exclusive rights to broadcast or distribute the series in certain markets for specified periods of time. After the expiration of these rights, additional revenues may be derived from relicensing these series in the same or other markets such as domestic and foreign syndication and home video.

       The Company also provides producer and executive producer services to others in connection with the production of projects. The Company receives fees for these services and is generally entitled to participate in future profits from these projects. The Company received fees for producing the theatrical motion picture What's Love Got to Do With It and the made-for-television movies Against the Wall, Lily Dale, Floating Away and The Passion of Ayn Rand, and has in the past received fees for the television series Dave's World and Can't Hurry Love. The Company did not finance any of the production costs of these projects and is entitled to receive profit participation from each of these projects.

       On October 20, 1997, the Company acquired 100% of the outstanding capital stock of The Grosso-Jacobson Entertainment Corporation, Grosso-Jacobson Productions, Inc., and Grosso-Jacobson Music Company, Inc. (the "Grosso-Jacobson Companies"). The Grosso-Jacobson Companies are known for their wide variety of prime time series and made-for-television movies. The Grosso-Jacobson Companies operate out of a 70,000 square foot production facility and office complex in Toronto, Canada. Included in the Toronto facility is a wardrobe business containing approximately 37,000 costumes and an extensive prop inventory.

       Subsequent to the Company's 1998 fiscal year end, on July 15, 1998, the Company acquired 100% of the outstanding capital stock of MWI Distribution, Inc., (doing business as MediaWorks International)( "MediaWorks International"). MediaWorks International provides international television and video distribution, specializing in the licensing of children's and family programming and animation. MediaWorks International is also a co-production and co-financing partner in various animated and live-action programming ventures and engages in worldwide sales of direct-to-video series and specials. Management believes that the acquisition of MediaWorks International expands the

Company's distribution business to include the international market and will provide increased opportunities to expand MediaWorks International's international co-production activities.

ACQUISITION, DEVELOPMENT AND PRODUCTION OF PROGRAMMING

       In order for the Company to produce and develop a project, the Company must acquire the literary property, develop the property into a saleable project, finance and sell the project to broadcasters, studios and/or other investors and, finally, produce the project.

       ACQUISITION OF EXISTING PROPERTIES. The Company's projects come from a number of different sources, including true stores or original fictional material. The Company usually acquires rights to properties through option agreements for a nominal fee against a more substantial purchase price. Options enable the Company to develop the property during the option period before committing to its acquisition. Having an option also enables the Company to secure a financing or production commitment, including payment of the purchase price of the property, before actually purchasing the property. Terms of options vary significantly and are dependent upon, among other factors, the professional reputation and standing of the author or other owner of the property, the level of revenues or profits that the Company estimates may be derived from the exploitation of the property and the estimated cost of further development and production of the property.

       DEVELOPMENT AND PACKAGING OF PROJECTS. Once the Company has acquired the rights to a property, the development process continues by preparing outlines or first-draft screenplays or teleplays. During the development phase of a project, tentative commitments are sought from buyers or licensees, such as studios, networks, and independent financing sources, and a proposed production schedule and budget are prepared. Often these projects are created, acquired and developed (including specifically selected talent such as directors and actors), to be offered as a "package" to broadcast, financial and distribution entities as a more attractive project. The Company believes that packaging a literary property enhances its ability and opportunities to obtain favorable production, financing and distribution commitments. The Company currently has in various stages of development five television series and pilots, and six made-for-television movies.

       FINANCING THE PROJECT. The Company may finance the production of a project using its own resources or by entering into arrangements with third parties for financing part or all of the production costs. The Company typically tries to secure a financing or production commitment for a project from broadcast and cable networks, studios, distributors and independent financing sources, prior to expending substantial sums in the development process. However, the Company does advance its own funds to meet the interim costs of development for projects which are then reimbursed to the Company pursuant to the production contracts. To the extent that the Company utilizes its own resources to finance a production, in whole or in part, it endeavors to enter into arrangements to receive funds in exchange for exhibition, distribution and/or other rights. Entering into such agreements reduces the Company's financial risk for any particular production. However, entering into such agreements also reduces the Company's potential revenues from such productions. Determinations as to financing any production, either in whole or in part, and arrangements relating thereto are made by management on an individual project basis.

        PRODUCTION, PRODUCER AND EXECUTIVE PRODUCER SERVICES. Production of a project is divided into three phases: pre-production, principal photography and post-production.

       When the Company receives final approval from its buyer or financing source (such as a television network or studio), the project is put into the pre-production phase. During this phase, agreements with talent, including performers, a director and the production staff are completed. Locations are selected and arrangements are made for sets, props, equipment and other production requirements. The pre-production phase may continue for several weeks for a made-for-television movie and up to several months for a theatrical motion picture. After pre-production is completed, the production enters the principal photography phase.

       During the principal photography phase, the Company produces the project on tape or film. Actors perform on sets, in the studio and on location in accordance with a pre-determined schedule and budget established by the Company as producer. Principal photography for a made-for-television movie is usually completed in approximately three to four weeks while principal photography for a theatrical motion picture could require several months. Upon completion of principal photography, the project enters the post-production phase.

       During the post-production phase, the film shot during principal photography is transformed into a completed project. The post-production phase includes editing, addition of sound effects, musical scoring and implementing other technical processes required to complete the project.

       The Company provides producer and executive producer services in connection with the production of its projects and is involved in all phases of their production. The Company receives fees for these services and is generally entitled to a percentage of future profits from these projects.

       DISTRIBUTION OF COMPLETED PROJECTS. Completed projects not purchased outright are distributed by the Company or by independent third parties who have distribution rights in certain territories for a specific period of time. These distribution companies retain a percentage of the revenues received from the distribution of projects and are entitled to recover certain expenses relating to such distribution. The Company may retain certain rights to distribute its projects in international and domestic markets or to distribute the projects after a certain period of time has expired or after the project has been exhibited or released on a specific number of occasions. The Company may obtain advances against domestic and international distribution revenues in order to finance development and production.

COMPLETED PROJECTS

       From July 1992 through June 30, 1998, the Company has produced the following projects in the following categories:

       MADE-FOR-TELEVISION MOVIES:

       Floating Away - a made-for-television movie produced for Showtime, which owns the movie. The movie aired in October 1998. The movie was directed by John Badham and stars Rosanna Arquette, Paul Hogan and Judge Reinhold. The Company was the executive producer and will receive a continuing profit participation.

       The Passion of Ayn Rand - a made-for-television movie produced for Showtime, which owns the movie. The movie stars Helen Mirren, Peter Fonda, Eric Stolz and Julie Delpy. The movie was directed by Christopher Menaul. The Company was the executive producer and will receive a continuing profit participation.

       Marabunta a.k.a. Legion of Fire: Killer Ants - a made-for-television movie produced for Fox Broadcasting Company. The movie was aired June 24, 1998 and stars Eric Lutes, Julia Campbell and Mitch Pillegi. The Company licensed this movie to the World International Network for broadcast outside the United States.

       Moonlight Becomes You - a made-for-television movie produced for the Fox Family Channel based on a Mary Higgins-Clark novel and starring Donna Mills. The Company licensed this movie to Hallmark Entertainment for broadcast outside of North America and to Alliance Communications for broadcast in Canada.

       Let Me Call You Sweetheart - a made-for-television movie produced for the Fox Family Channel based on a Mary Higgins Clark novel and starring Meredith Baxter. The Company licensed this movie to Hallmark Entertainment for broadcast outside of North America and to Alliance Communications for broadcast in Canada.

       Lily Dale - a made-for-television movie produced for Showtime, which owns this movie. This movie, which aired in June 1996, stars Mary Stuart Masterson, Sam Shepard, Jean Stapleton and Tim Guinee. The Company was the executive producer and receives a continuing profit participation.

       Against The Wall - a made-for-television movie produced for Home Box Office, which owns this movie. This movie, which aired in March 1994, was directed by John Frankenheimer, who received an Emmy for his direction of this movie, and stars Kyle MacLachlan and Samuel Jackson, Jr. Irwin Meyer, Chief Executive Officer of the Company, was nominated for Producer of the Year by The Producers Guild of America for his role as executive producer of this movie. The Company was the executive producer and receives a continuing profit participation.

       The Price She Paid - a made-for-television movie starring Loni Anderson and Anthony John Denison which was broadcast on the CBS television network in 1992 and 1993. The Company has licensed this movie to World International Network for broadcast outside North America under the title Plan of Attack.

        When A Stranger Calls . . . Back - a made-for-television movie initially aired on Showtime which is owned by MCA Television Entertainment. The stars of this movie are Carol Kane and Charles Durning. The teleplay was written by Fred Walton who also directed this movie. The Company was the executive producer and receives a continuing profit participation.

       The Secret Passion of Robert Clayton - a made-for-television movie which aired on the USA Network. The Company produced this movie in association with Wilshire Court Productions, which owns this movie. The stars are John Mahoney and Scott Valentine. The Company was the executive producer and receives a continuing profit participation.

       TELEVISION SERIES:

       Dave's World - The Company produced 96 half-hour episodes of this television series which was based on the books by Pulitzer Prize winning, syndicated columnist Dave Barry and aired on CBS. This series starred Harry Anderson and was directed by James Widdoes. The Company rendered executive producer services for this series and is entitled to a continuing adjusted gross profit participation.

       The Big Easy - The Company produced 31 one-hour episodes of this series which aired on the USA Network in 1996 and 1997.

       Can't Hurry Love - The Company produced 19 half-hour episodes of this series that began airing on CBS in September 1995. The Company rendered executive producer services for this series and is entitled to a continuing adjusted gross profit participation.

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

       Home Green Home - a 10 half-hour series which is owned by the Company and is hosted by Keely Shaye Smith. This instructional series which focuses on home planting and gardening aired on PBS and is being distributed internationally by Unipix International.

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

       Mysterious Forces Beyond - a 26 half-hour episode series which aired on The Learning Channel and was sold to Canadian Broadcaster Western International Communications. This series employs its news gathering resources to uncover the facts behind some of the world's most confounding mysteries, including telekinesis, psychic-healing and ghosts. The Company is entitled to receive distribution fees from this series.

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

       THEATRICAL MOTION PICTURE:

       What's Love Got To Do With It - a theatrical motion picture produced by the Company for Disney's Touchstone Pictures. Based on the life story of rock superstar Tina Turner, this film was released in June 1993. Stars Angela Bassett and Larry Fishburne received Academy Awards nominations for their roles. The Company was the executive producer and received a profit participation.

       Although the Company does not, and does not currently intend to, invest funds in the production of additional theatrical motion pictures, it continues to develop and acquire rights to theatrical motion picture projects. If the Company is successful in its attempts to develop these theatrical motion picture projects, the Company anticipates that a studio, independent financing source, distributor, or a combination of these sources, would be responsible for financing the production of such theatrical projects. In such event, the Company would receive a fee for its production services as well as a profit participation in the project.

PROJECTS IN DEVELOPMENT

       The Company always has projects in various stages of development. These projects consist of television series, made-for-television movies and theatrical motion pictures. The Company periodically evaluates the expected use of its projects in development to determine if they will be further developed or produced (either by itself or with others), sold or abandoned. Decisions as to projects in development are made by management on a case-by-case basis.

       The Company has concepts, treatments, scripts, properties or projects under option which management is now in the process of developing and renaming for submission to networks, studios or financing sources for production for television or theatrical release. As of this date, however, there can be no assurance that any of the specific projects identified below or any of the scripts or other projects which the Company has under option will result in completed projects, or if completed, that such projects will be profitable to the Company.

       The Company is currently developing the following projects in the following categories:

       TELEVISION SERIES AND PILOTS:

       Arresting Women - a pilot commitment for a reality-based one-hour dramatic series about females in law enforcement for Lifetime Television.

       The Lottery Winners - a one-hour dramatic series based on short stories by Mary Higgins Clark for Lifetime Television.

       Rod Serlings: Stops Along The Way - a one-hour dramatic series based on material written by Rod Serling (Twilight Zone, Planet of the Apes) for syndication by Tribune Entertainment.

       The Border - a one-hour dramatic series in association with Edward James Olmos' Productions. This project centers around the head of a contemporary special government crime unit located on the borders of Texas and Mexico.

       Beneath the Robes - a half-hour sitcom co-produced with Columbia-TriStar Television for ABC Television Network, written by Julia Newton.

       MADE-FOR-TELEVISION MOVIES:

       Pretend You Don't See Her - a made-for-television movie based on a Mary Higgins Clark novel for USA Network.

       All Around the Town - a made-for-television movie based on a Mary Higgins Clark novel for USA Network.

       Loves Music, Loves to Dance - a made-for-television movie based on a Mary Higgins Clark novel for USA Network.

       The Wade Burnett Story - a made-for-television movie written by Ann Powell and Thomas Cook.

       White Slave - a made-for-television movie for CBS with writer L. Virginia Browne (Zoya, Secrets) and Joseph Slowinsky.

       The Mary Kay Letourneau Story - a made-for-television movie for the USA Network with writer Julie Hebert.

       INTERNATIONAL:

       The Red Phone - a made-for-television movie co-produced with Pro-Sieban (a German Broadcaster). Scripts are in development to create a franchise of made-for-television movies.

       SYNDICATION:

       The 16th Minute - a half-hour talk show starring Kato Kaelin being developed for syndication.

ACQUISITIONS

       The acquisition of the Grosso-Jacobson Companies has provided the Company with the opportunity to significantly expand its production capabilities for entertainment products. The Company has combined the Grosso-Jacobson Companies' business of producing primarily television series with the Company's business of producing theatrical feature and made-for-television movies, thereby expanding its operations in the entertainment industry. The Grosso-Jacobson Companies' access to a production facility and office complex in Toronto, Canada, a wardrobe business containing approximately 37,000 costumes and an extensive prop inventory allows the Company to produce a greater number and a broader variety of entertainment products in a cost -effective manner. The Company is utilizing the facilities and production expertise available to the Grosso-Jacobson Companies to increase its presence in a variety of markets, including television series, made-for-television movies, and cable television.

       The acquisition of MediaWorks International has provided the Company with the opportunity to significantly expand its presence in the international market. The Company intends to provide international television and video distribution, expanding on MediaWorks International's specialization in the licensing of children's and family programming and animation. The Company also intends to expand MediaWorks International's co-production and co-financing activities and to continue to engage in worldwide sales of direct-to-video series and specials. The Company expects to capitalize on the international production and distribution expertise acquired from the acquisition of MediaWorks International to position the Company as a major source for a variety of programming in the international market.

EMPLOYEES

       The Company currently employs fourteen persons on a full-time basis, including four independent contractors. The Company believes that it has a satisfactory relationship with its employees.

       In connection with certain of its activities, such as the development and production of projects, the Company has and expects to continue to utilize the services of independent third parties. The extent of the Company's utilization of these services will be determined on a project-by-project basis. The Company believes that such services are available from numerous sources at competitive rates.

       The Company is a party to collective bargaining agreements with the Directors Guild of America, the Screen Actors Guild and the Writers Guild of America. In connection with its production and other activities, the Company may employ personnel, such as writers, directors and performing artists, who are members of unions that are parties to collective bargaining agreements.

COMPETITION

       The acquisition, development, production and distribution of television programming and feature films is highly competitive. Many companies compete to obtain the literary properties, creative personnel, talent, production personnel and financing which are essential to produce and market the Company's products.

       The Company's principal competitors are the major motion picture studios, U.S. cable and television networks and numerous independent production companies. Most of the Company's principal competitors have greater financial resources than those currently available to the Company and are in a better position than the Company to obtain literary properties, attract talent, produce projects and effect broad market distribution of their completed projects. There can be no assurance that the Company will be able to continue to initiate, develop and complete projects which will result in the production of made-for-television movies, television series or mini-series or films for theatrical release on a basis that will prove profitable to the Company in light of the intense competition encountered by the Company in all significant phases of its production and distribution activities.

       The Company's ultimate success also depends, and will continue to depend, upon its ability to produce programming for television and theatrical release which has significant appeal in highly competitive entertainment markets which are subject to such unpredictable factors as the preferences of the viewing public. Preferences of the public change and a shift in demand could cause the Company's current projects to lose their appeal. Television and feature films also compete with many other forms of entertainment and leisure time activities, certain of which include new areas of technology (i.e., video games and home videos), the impact of which cannot be predicted.

GOVERNMENT REGULATIONS

       The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, decides ratings for age group suitability for domestic theatrical distribution of motion pictures. U.S. television stations and networks, as well as foreign governments, impose restrictions on the content of television programming. To the extent that the Company's projects do not comply with certain of these regulations, they may be effectively prohibited from exhibition on applicable television stations, networks and in foreign territories, or may be edited accordingly.

       The television industry is subject to governmental regulation by the Federal Communications Commission (the "FCC"). The FCC repealed its financial interest and syndication rules, effective September 21, 1995. Those FCC rules were adopted in 1970 to limit television network control over television programming and the rights which they may retain in programs. As a result, broadcasters have continued to increase in-house productions of television programming for the networks' own use and over which the networks have a financial interest. The Company believes that the repeal of these FCC rules has increased competition from the networks.

ITEM 2.       PROPERTIES

       The Company leases approximately 13,725 square feet located at 5757 Wilshire Boulevard, Los Angeles, California for its corporate offices pursuant to a lease which expires on November 30, 1999. The current annual rent expense is approximately $214,110. The Company also leases approximately 4,429 square feet located at 767 3rd Avenue in New York City for corporate offices pursuant to a lease which expires on June 30, 2002. The current annual rent expense is approximately $167,928. The Company utilizes approximately 70,000 square feet of production facilities in Toronto, Canada. The Company believes that its current facilities are sufficient for its current needs and its needs for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

       In the normal course of its business, the Company is subject to various claims and legal actions. The Company believes that it will not be materially adversely affected by the ultimate outcome of any of these matters either individually or in the aggregate.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) On April 28, 1998, a special meeting of the Company's stockholders was held.

(b) The following directors were elected at the meeting: Arthur H. Bernstein, Michael Collyer, Salvatore Grosso, Michael Iscove, Lawrence S. Jacobson, Irwin Meyer, and Gilbert J. Spiegel.

(c) Stockholders voted to approve the Company's 1998 Stock Incentive Plan. There were 9,516,684 votes cast in favor of the 1998 Stock Incentive Plan, 783,533 votes cast against the 1998 Stock Incentive Plan, and 55,105 abstentions.

       Stockholders voted to approve an amendment to the Company's Restated Certificate of Incorporation to effect a one-for-three reverse stock split. There were 16,906,490 votes cast in favor of the amendment of the Certificate of Incorporation, 434,575 votes cast against the amendment of the Certificate of Incorporation, and 51,908 abstentions.

       At the meeting, the votes cast in the election for directors were as follows:

                        Nominee                Votes in Favor         Votes Against         Abstentions
                -------------------------     -----------------     ------------------     ---------------
                Arthur H. Bernstein              17,090,588                 0                 302,385
                Michael Collyer                  17,086,471                 0                 306,502
                Salvatore Grosso                 17,089,371                 0                 303,602
                Michael Iscove                   17,090,621                 0                 302,352
                Lawrence S. Jacobson             17,090,213                 0                 302,760
                Irwin Meyer                      17,084,096                 0                 308,877
                Gilbert J. Spiegel               17,090,246                 0                 302,727


                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

       The Company's Common Stock is currently traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "TPEG" and on the Boston Stock Exchange under the symbol "TPG." The following table sets forth the high and low bid prices on Nasdaq for the periods indicated, as reported by Nasdaq, retroactively adjusted for the May 1996 one-for-four and the May 1998 one-for-three reverse stock splits. The quotations are inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                            COMMON STOCK
                                                      --------------------------
                                                      HIGH                  LOW
                                                       BID                  BID
                                                      -----                -----
Fiscal Year -- 1997:
Quarter Ended
September 30, 1996 ...................                $4.02                $3.39
December 31, 1996 ....................                 4.41                 3.39
March 31, 1997 .......................                 4.59                 3.39
June 30, 1997 ........................                 4.32                 2.25

Fiscal Year -- 1998:
Quarter Ended
September 30, 1997 ...................                $3.38                $2.25
December 31, 1997 ....................                 3.28                 1.88
March 31, 1998 .......................                 2.72                 1.50
June 30, 1998 ........................                 2.38                 1.44


       On October 9, 1998, the prices of the Common Stock as reported by Nasdaq were $0.75 bid and $0.5625 asked. On such date there were approximately 160 holders of record of the Common Stock. The number of shareholders does not take into account shareholders for whom shares are being held in the name of brokerage firms or clearing agencies.

       The Company has outstanding 1,000,000 shares of Series A Preferred Stock which is entitled to annual dividends aggregating $425,000. The Company has outstanding 50,000 shares of Series D Preferred Stock which is entitled to annual dividends aggregating $30,000. The Company has outstanding 25,000 shares of Series E Preferred Stock which is entitled to annual dividends aggregating $15,000. No dividends may be paid on the Common Stock unless all dividends on the Series A Preferred Stock, Series D Preferred Stock and Series E Preferred Stock have been paid or provision has been made for such payment. Pursuant to the terms of the Company's outstanding Series A Preferred Stock, which it issued in a public offering consummated in December 1994, pursuant to the terms of the Company's outstanding Series D Preferred Stock, which it issued in a private placement in July 1998, and pursuant to the terms of the Company's outstanding Series E Preferred Stock, which it issued in a private placement in September 1998, the Company, at its option, may pay dividends on such preferred stock in cash or in shares of its Common Stock.

       The Company has never paid a cash dividend on the Common Stock and presently intends to retain any future earnings for investment and use in its business operations. There can be no assurance that the Company's operations will generate the revenues and cash flow required to declare cash dividends on the Company's outstanding Common Stock in future fiscal periods or that the Company will have legally available funds to pay dividends on such Common Stock.

Consequently, no cash dividends are expected to be paid in the foreseeable future except to the extent required to satisfy the Company's obligations with respect to its outstanding Series A Preferred Stock and/or Series D Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto appearing elsewhere herein.

      The Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain forward-looking statements with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from that described herein. These risk factors include, but are not limited to, the number of the Company's projects in development that result in completed productions that yield revenues during specific fiscal periods, the lapse in time between the expenditures made by the Company and the receipt of cash and the timing of such production expenditures and related revenues. Other risk factors include the intensity of competition from other television and motion picture producers and distributors, the status of the Company's liquidity in future fiscal periods, the Company's ability to integrate the acquisition of MediaWorks and factors that generally affect the entertainment industry, such as changes in management at the major studios, broadcast and distribution companies, as well as economic, political, regulatory, technological and public taste environments, as well as the factors discussed below in "-- Factors That Could Impact Future Results".

      The Company's revenues are primarily derived from the production and distribution of completed television projects and producer fees. The amount of revenues derived by the Company in any one period is dependent upon, among other factors, projects completed during any such period and the distribution of completed projects. Revenues from producer fees are primarily dependent on the number of projects being produced by the Company and the agreements relating to such projects. Accordingly, the amount of revenues recognized in any period are not necessarily indicative of revenues to be recognized by the Company in future periods.

Revenue Recognition

      Revenues received from license fees for distribution rights to projects-in-process constitute deferred income until the project becomes available for broadcast in accordance with the terms of its licensing agreements and are recognized as revenue at such time. Revenues from completed projects where distribution rights are owned by the Company are recognized when the project becomes commercially available for broadcasting or exhibition in certain media and geographical territories by the licensee. Revenues from the sale of projects completed under straight producer arrangements are recognized during the production phase. Additional licensing fees, distribution fees or profit participations are recognized as earned in accordance with the terms of the related agreements.

      Amortization of film costs is charged to operations on a project by project basis. Under the individual film forecast method of Statement of Financial Accounting Standards No. 53, the cost charged per period is determined by multiplying the remaining unamortized costs of the project by a fraction, whose numerator is the income generated by the project during the period and whose denominator is management's estimate of the total gross revenue to be derived by the project over its useful life from all sources. The effect on the amortization of completed projects resulting from revision of management's estimates of total gross revenue on certain projects are reflected in the year in which such revisions are made.

      On October 20, 1997, the Company acquired 100% of the capital stock of the Grosso-Jacobson Companies for 2,222,222 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interests and, consequently, the accompanying historical financial information for all periods presented has been restated to reflect the effects of the combination.

      On July 15, 1998, the Company acquired 100% of the capital stock of MWI Distribution, Inc.,(doing business as MediaWorks International). The acquisition was accounted for using the purchase accounting method and, consequently, the Company's historical financial statements will not reflect the results of operations of MediaWorks International prior to the date of acquisition.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1998 ("FISCAL 1998") COMPARED WITH THE YEAR ENDED JUNE 30, 1997 ("FISCAL 1997")

      Revenues for the year ended June 30, 1998 were $22,369,511 as compared to $5,521,441 for the year ended June 30, 1997, an increase of 400%. Revenues for the year ended June 30, 1998 primarily consisted of fees from the production and distribution of one made-for-television movie for a broadcast network and four additional made-for-television movies which were exhibited on The Family Channel and Showtime Network, and are currently being distributed internationally. Revenues for the year ended June 30, 1997 primarily consisted of the continuing international distribution of completed projects and from personal management fees, which business was discontinued in June 1998. This significant increase from Fiscal 1997 was the result of a greater level of production and distribution.

      Amortization of film costs for the years ended June 30, 1998 and 1997 was $9,384,311 and $503,552, respectively, and was computed using the Individual Film Forecast Method. Amortization as a percentage of total revenues increased from 9.1% for Fiscal 1997 to 42.0% for Fiscal 1998. The difference reflects the mix of projects for which the Company has no expectation of additional revenues that are amortized at 100% of cost and projects for which the Company has retained distribution rights for future sale that are amortized according to the Individual Film Forecast Method. Write-offs of projects in development were $199,450 and $212,920 for the years ended June 30, 1998 and 1997, respectively.

      Cost of sales for the years ended June 30, 1998 and 1997 was $9,773,397 and $3,769,025, respectively. Cost of sales as a percentage of total revenues decreased from 68.2% for Fiscal 1997 to 43.7% for Fiscal 1998. The difference results from the mix of product produced by the Company in Fiscal 1998 as compared to Fiscal 1997.

      General and administrative expenses decreased to $3,592,772 in Fiscal 1998 from $4,980,816 in Fiscal 1997 or a decrease of $1,388,044. This decrease was primarily attributable to an increase in production activity which absorbed more of the producer fees.

      Interest income during the year ended June 30, 1998 was $61,817. During the year ended June 30, 1997, interest income was $227,188 and primarily consisted of amortization of the imputed interest discount on notes received from the sale of common stock by the Company to related parties, interest related to a trade note receivable and dividends earned on a portion of the cash proceeds from the Company's September 1996 public offering. On June 30, 1997 the Company and Mountaingate Productions LLC ("Mountaingate") mutually agreed to terminate the Stock Purchase Agreement and promissory note, as described in Note 7 of the Notes to Financial Statements. This termination resulted in the Company writing off the non-recourse portion of the accrued interest on the note totaling $133,142.

      Interest and financing expense in Fiscal 1998 was ($4,225) as compared to ($156,975) in Fiscal 1997. The interest and financing expense in Fiscal 1997 primarily consisted of deferred financing charges which were expensed upon repayment of the $500,000 aggregate principal amount of 10% promissory notes described in Note 5 of the Notes to Financial Statements.

      During the years ended June 30, 1998 and 1997, the Company wrote off $196,105 and $387,295, respectively, of notes receivable and other assets relating to the sale by the Company of 175,000 shares of Common Stock to certain related parties.

      On November 4, 1996, the Company settled its litigation with a former officer and director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required the Company to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with the Company through December 31, 1998. Accordingly, amortization of the covenant not to compete was ($276,000) in Fiscal 1998.

      The net loss applicable to common shareholders was $1,836,916 for Fiscal 1998 as compared to $5,017,145 for Fiscal 1997. Of this amount for Fiscal 1998, $889,089 represents non-recurring expenses and $425,000 represents the dividend paid in Common Stock to the holders of the Series A Preferred Stock.

YEAR ENDED JUNE 30, 1997 ("FISCAL 1997") COMPARED WITH THE YEAR ENDED JUNE 30, 1996 ("FISCAL 1996")

      Revenues for the year ended June 30, 1997 were $5,521,441 as compared to $11,443,243 for the year ended June 30, 1996. Revenues for Fiscal 1997 primarily consisted of fees from the continuing international distribution of completed projects and from personal management fees. Revenues for the year ended June 30, 1996 primarily consisted of revenues from the distribution of completed projects, producers' fees from the initial airing of the television series Dave's World, personal management fees and amounts received from to the completion of the made-for-television movie, Lily Dale, that was sold.

      Amortization of film costs for the years ended June 30, 1997 and 1996 was $503,552 and $857,199, respectively, and was computed using the Individual Film Forecast Method. Amortization as a percentage of total revenues decreased from 7.5% for Fiscal 1996 to 9.1% for Fiscal 1997. The difference reflects the mix of projects for which the Company has no expectation of additional revenues that are amortized at 100% of cost and projects for which the Company has retained distribution rights for future sale that are amortized according to the Individual Film Forecast Method. Write-offs of projects in development were $212,920 and $103,404 for the years ended June 30, 1997 and 1996, respectively.

      Cost of sales for the years ended June 30, 1997 and 1996 was $3,769,025 and $7,757,020, respectively. Cost of sales as a percentage of total revenues increased from 67.8% for Fiscal 1996 to 68.2% for Fiscal 1997.

      General and administrative expenses increased to $4,980,816 in Fiscal 1997 from $4,715,483 in Fiscal 1996 or an increase of $265,333. This increase was primarily attributable to the expansion of staff in the television development and accounting departments, the addition of professional consultants and the payment of legal fees.

      Interest income during the year ended June 30, 1997 was $227,188 as compared to $84,911 for the year ended June 30, 1996. Interest income during Fiscal 1997 primarily consisted of amortization of the imputed interest discount on notes received from the sale of common stock by the Company to related parties, interest related to a trade note receivable and dividends earned on a portion of the cash proceeds from the Company's September 1996 public offering. On June 30, 1997 the Company and Mountaingate mutually agreed to terminate the Stock Purchase Agreement and promissory note described in Note 7 of the Notes to Financial Statements. This termination resulted in the Company writing off the non-recourse portion of the interest on the note totaling $133,142.

      Interest and financing expense in Fiscal 1997 amounted to ($156,975) and primarily consisted of deferred financing charges which were expensed to operations upon repayment of the $500,000 aggregate principal amount of 10% promissory notes described in Note 5 of the Notes to Financial Statements accompanying this report. Interest and financing expense in Fiscal 1996 primarily consisted of interest on notes payable. Interest and financing expense in Fiscal 1996 was ($22,920).

      Expense due to settlement of litigation during the year ended June 30, 1997, was $160,479. The Company agreed to pay $50,000 in cash and issue 32,500 shares of the Company's Common Stock valued at $1.125 per share to Cypress Entertainment LP in connection with the DSL Entertainment JV litigation.

      On November 4, 1996, the Company settled its litigation with a former officer and director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required the Company to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with the Company through December 31, 1998. Amortization of the related party covenant not to compete was ($184,000) in Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company needs greater resources to develop and produce programming and increase its presence in the domestic and international distribution markets. Although the Company limits its financial risk in producing projects by obtaining financing commitments prior to production, the Company must use its own funds to cover certain production and overhead costs. The Company anticipates certain seasonal working capital needs related to the development, production and acquisition of programing and other related operating costs. The Company has had, and intends to continue to engage in, exploratory discussions concerning programing and other acquisition opportunities, and any such acquisition could result in additional capital requirements.

      The Company's cash commitments for the year ending June 30, 1999 include payment of its current liabilities of $441,962 and compensation to officers and key independent contractors of $2,178,000 and office rent of $432,610, aggregating approximately $3,052,570.

      Net cash provided by operating activities of the Company in Fiscal 1998 was $2,593,520 as compared to $2,060,756 in Fiscal 1997. Net cash used in investing activities during the years ended June 30, 1998 and 1997 was ($3,630,449) and ($7,909,795), respectively. Net cash used in financing activities of the Company during the year ended June 30, 1998 was ($234,190) and net cash provided by financing activities during the year ended June 30, 1997 was $6,787,507.

       The Company's total cash and cash equivalent balance as of June 30, 1998 was $73,751.

      In July 1998, the Company secured access to a $5,500,000 equity-based line of credit with an institutional investor, subject to certain minimum trading qualifications. To date, the Company has received $750,000 from the investor in exchange for the sale by the Company of convertible preferred stock to the investor. The Company is committed to use $2,000,000 of the equity line of credit, which is available to the Company through August 2000.

       The Company believes that cash flow from operations, cash on hand and availability under its current equity-based line of credit, as well as other available financing sources, should be sufficient to fund its operations and service its debt in the foreseeable future.

      NEW ACCOUNTING PRONOUNCEMENTS

       Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

      Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements with fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public entities report selected information about operating segments, products and services, geographic areas and major customers in interim and annual financial reports. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its financial position or results of operations.

IMPACT OF YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Any of the Company's computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in potential disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      The Company has assessed its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products. Based on this assessment, the Company believes that its hardware and software systems are year 2000 compliant. The Company has begun to assess the embedded system contained in its leased equipment and expects to finish this assessment by the end of March 1999. At this time, the Company is uncertain whether the embedded systems contained in its leased equipment are ready for the year 2000.

      In addition, the Company is contacting its key vendors and customers to determine if there are any significant Year 2000 exposures which would have a material effect on the Company. The Company is not yet aware of any year 2000 issues relating to third parties with which the Company has a material relationship. There can be no assurance, however, that the systems of third parties on which the Company or its systems rely will not present year 2000 problems that could have a material adverse effect on the Company. The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, such as disruptions of service from third parties providing electricity, water or telephone service. If such critical third party providers experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption.

      The Year 2000 project cost has not been material to date and, based on preliminary information, is not currently anticipated to have a material adverse effect on the Company's financial condition, results of operations or cash flow in future periods. However, if the Company, its customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, there could result a material financial impact on the Company. Accordingly, management plans to devote the resources it considers appropriate to resolve all significant Year 2000 problems in a timely manner.

      The project is estimated to be completed not later than mid-1999. After completion of its Year 2000 assessment, the Company will develop contingency plans to reduce its Year 2000 exposure and expects to have such contingency plans in place by January 1999.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

FACTORS THAT COULD IMPACT FUTURE RESULTS

      FACTORS AFFECTING THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash commitments for the forthcoming 12 months include payment of its current liabilities of $441,962, compensation to officers and key independent contractors of $2,178,000 and office rent of approximately $432,610. The Company also incurs overhead and other costs such as salaries, related benefits, office expenses, professional fees and similar expenses. For the Company's fiscal year ended June 30, 1998, general and administrative expenses, which included compensation and rent, aggregated $3,592,772. The Company also advances considerable funds on the production and development of projects. Dividends on the Company's outstanding Series A Preferred Stock aggregate $425,000 annually, dividends on the Company's outstanding Series D Preferred Stock aggregate $30,000 annually and dividends on the Company's outstanding Series E Preferred Stock aggregate $15,000 annually and, at the Company's option, dividends on all of these series of preferred stock may be paid in shares of Common Stock or in cash.

      At June 30, 1998, the Company had cash and cash equivalents of $73,751 and trade receivables of $938,130. At June 30, 1998, the Company also had accounts payable and accrued expenses aggregating approximately $335,712. As of the date hereof, the Company has no arrangements for a bank line of credit, but does have an equity-based line of credit available. See "--Liquidity and Capital Resources."

       HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; ACCUMULATED DEFICIT

      For the fiscal years ended June 30, 1997 and 1998, the Company had revenues of $5,521,441 and $22,369,511, respectively, and incurred net losses of $4,592,145 and $1,411,916, respectively without giving effect to the payment in 1997 and 1998 of dividends of $425,000 per year with respect to the Series A Preferred Stock which were paid by the Company by issuing shares of Common Stock. As of June 30, 1998 the Company had an accumulated deficit of $20,280,352.

      TELEVISION AND FEATURE FILM INDUSTRY; INTENSE COMPETITION

      The television industry is highly competitive and involves a substantial degree of risk. The Company competes with many other television and motion picture producers which are significantly larger and have financial resources which are far greater than those available to the Company now or in the foreseeable future. The television industry is subject to technological developments, the effects of which management is unable to predict. The Company also expects to derive revenues from the feature film industry. The feature film industry is also highly competitive and involves a substantial degree of risk. The Company competes with major film studios and other independent producers, most of which are significantly larger and have financial resources which are far greater than those available to the Company now or in the foreseeable future. The Company's success depends upon its ability to produce programming for television and theatrical release which will appeal to markets characterized by changing popular tastes. There is no assurance that the Company will continue to acquire and develop products which can be made into made-for-television movies, television series or theatrical releases which will result in profits to the Company in light of the competition confronting the Company.

      RECENT ACQUISITIONS

      On October 20, 1997, the Company acquired 100% of the outstanding capital stock of the three entities that comprise the New York and Los Angeles based Grosso-Jacobson Companies. The Grosso-Jacobson Companies are known for their wide variety of prime time series and made-for-television movies. The Grosso-Jacobson Companies are engaged in the business of producing television series and other entertainment products. Management of the Company has combined the Grosso-Jacobson Companies' business of producing primarily television series with the Company's business of producing television series and television movies in order for the Company to enlarge its operations in the entertainment industry.

      On July 15, 1998 the Company acquired 100% of the outstanding capital stock of MediaWorks International. MediaWorks International provides international television and video distribution, specializing in the licensing of children's and family programming and animation. MediaWorks International is also an active co-production and co-financing partner in various animated and live-action programming ventures and engages in worldwide sales of direct-to-video series and specials. The Company intends to expand upon MediaWorks International's current international activities and provide increased international opportunities for all areas of the Company's business.

      Successful implementation of the Company's business strategy depends in part on the efficient, effective and timely integration of the operations of the Grosso-Jacobson Companies and MediaWorks International with those of the Company. The combination of these businesses requires, among other things, integration of the companies' management staffs, coordination of the companies' sales and marketing efforts, integration and coordination of the companies' purchasing departments and identification and elimination of redundant overhead.

      Full integration of these businesses will require considerable effort on the part of the Company's management. During the integration period, it is anticipated the Company's staff will dedicate considerable time toward integrating the financial and information systems, management staffs and organizational cultures of the organizations. There can be no assurance that the Company will not experience difficulties associated with the integration or that the integration will proceed efficiently or successfully. Furthermore, even if the operations of the organizations are ultimately successfully integrated there can be no assurance the Company will be able to operate profitably.

      SEASONALITY

      All of the Company's television and theatrical programming revenues are recognized when the program is available for broadcast or other distribution. For this reason, significant fluctuations in the Company's total revenues and net income can occur from period to period depending upon availability dates of programs. In the international television market, a significant portion of revenues are recognized in connection with sales at the international sales trade shows. Due in part to these seasonality factors, the results of any one quarter are not necessarily indicative of results for future periods, and cash flows may not correlate with revenue recognition.

      INTERNATIONAL SALES

      As part of its business strategy, facilitated by the acquisition of MediaWorks International, the Company intends to expand its international programming, production and distribution. The Company is subject to certain risks inherent in international business activities, including (i) general, economic, social and political conditions in each country, (ii) currency fluctuations, (iii) double taxation, (iv) unexpected changes in applicable regulatory requirements and (v) compliance with a variety of international laws and regulations. The operations of the Company's international activities may be measured in part in local currencies. As a result, the Company may record foreign exchange losses and gains in the future. There can be no assurance the Company will be successful in its international business activities.

      LABOR RELATIONS

      Many individuals associated with the Company's productions, including actors, writers and directors, are members of guilds or unions which bargain collectively with producers on an industry-wide basis from time to time. The Company's operations are dependent on its compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions. Strikes or other work stoppages by members of these unions could delay or disrupt the Company's activities but the extent to which the existence of collective bargaining agreements may affect the Company in the future is not currently determinable.

      RELIANCE ON KEY PERSONNEL

      The Company is dependent upon the skills and efforts of its management team, the loss of whose services could have a material adverse effect on the Company and its operations. The Company does not maintain "key-person" life insurance. The Company has entered into employment agreements with certain of its executive officers and production agreements with certain of their respective affiliates. As the Company continues to grow, it will continue to hire, appoint or otherwise change members of senior management. There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future.

       ANTITAKEOVER EFFECTS OF PROVISIONS OF THE CERTIFICATE OF INCORPORATION AND DELAWARE LAW

      The Company's Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of "blank check" Preferred Stock. The Company has 1,000,000 shares of Series A Preferred Stock issued and outstanding and an additional 300,000 shares of Series A Preferred Stock reserved for issuance. The Company has 1,375,662 shares of Series B Preferred Stock issued and outstanding. The Company has 50,000 shares of Series D Preferred Stock issued and outstanding. The Company has 25,000 shares of Series E Preferred Stock issued and outstanding and 475,000 shares of Series E Preferred Stock reserved for issuance. The Company has 75,000 shares of Series F Preferred Stock outstanding and an additional 475,000 shares of Series F Preferred reserved for issuance. The balance of the authorized shares of Preferred Stock are available for issuance. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the relative rights, preferences and privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series of such Preferred Stock or the designation of such series. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders of the Company. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of the Common Stock, including the loss of voting control to others.

      The Company is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person. The foregoing provisions could have the effect of discouraging others from making tender offers for the Company's shares of Common Stock and, as a consequence, they also may inhibit fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in the management of the Company.

       ABSENCE OF DIVIDENDS; ANNUAL CASH DIVIDENDS ON SERIES A PREFERRED STOCK, SERIES D PREFERRED STOCK AND SERIES E PREFERRED STOCK

      The Company has never paid cash dividends on its Common Stock and no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Holders of the Company's Series A Preferred Stock are entitled to annual dividends of 8 1/2% (aggregating $425,000 annually assuming no conversion), holders of Series D Preferred Stock are entitled to annual dividends of 6% (aggregating $30,000 annually assuming no conversion) and holders of the Company's Series E Preferred Stock are entitled to annual dividends of 6% (aggregating $15,000 annually assuming no conversion), all of which are payable quarterly in cash or, at the Company's option, in shares of Common Stock. The Company anticipates that for the foreseeable future all of its cash resources and earnings, if any, will be retained for the operation and expansion of the Company's business, except to the extent required to satisfy its obligations under the terms of the Series A Preferred Stock, Series D Preferred Stock and Series E Preferred Stock.

      LIMITATION OF DIRECTOR LIABILITY

      The Company's Certificate of Incorporation provides that a director of the Company will not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty of care as a director, including breaches which constitute gross negligence, subject to certain limitations imposed by the Delaware General Corporation Law. Thus, under certain circumstances, neither the Company nor the stockholders will be able to recover damages even if directors take actions which harm the Company.

      CHANGES IN CONTROL OF COMPANY

      Prior to the consummation of the acquisition of the Grosso-Jacobson Companies, effective operational control of the Company was exercised by Messrs. Meyer and Bernstein, who comprised 50% of the Board of Directors and were the principal executive officers of the Company. As a result of (a) the acquisition of the Grosso-Jacobson Companies and (b) Messrs. Meyer, Bernstein, Grosso and Jacobson entering into a Stockholders Voting Agreement, by application of the SEC rules defining "beneficial ownership," control of the Company may now be deemed to be shared among Messrs. Meyer, Bernstein, Grosso and Jacobson.

      While management of the Company acknowledges that the acquisition of the Grosso-Jacobson Companies has significantly increased its revenues, there can be no assurance that such positive revenue will result in income or will continue to be achieved as a result of the acquisition of the Grosso-Jacobson Companies.

      CONTROL BY OFFICERS AND DIRECTORS.

      The officers and directors of the Company and the entities affiliated with them in the aggregate, beneficially own approximately 38.0% of the Company's outstanding Common Stock. These stockholders, if acting together, may be able to elect a majority of the Company's board of directors and may have the ability to control the Company and influence its affairs and the conduct of its business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

      RISKS RELATED TO OVERESTIMATION OF REVENUE OR UNDERESTIMATION OF COSTS

      The Company follows Statement of Financial Accounting Standards No. 53, "Financial Reporting By Producers and Distributors of Motion Picture Films" ("FASB 53"), regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, the Company may be required to write-down all or a portion of unamortized costs for such program or film. No assurance can be given that these write-downs will not have a significant impact on the Company's results of operations and financial conditions.

ITEM 7.       FINANCIAL STATEMENTS

      The Report of Independent Certified Public Accountants, Financial Statements and Notes to the Financial Statements appear in a separate section of this Form 10-KSB following Part III. The Index to Financial Statements appears on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors and executive officers of the Company and their ages at September 30, 1998 are as follows:

      NAME                                            AGE                        POSITION(S) HELD
--------------------------                            ---     ----------------------------------------------------
Irwin Meyer                                           63      Chief Executive Officer, Co-Chairman of the Board of
                                                              Directors

Arthur H. Bernstein                                   35      Executive Vice President, Secretary and Director

Salvatore "Sonny" Grosso                              62      Chief Operating Officer, Co-Chairman of the Board of
                                                              Directors

Lawrence S. Jacobson                                  60      President, Co-Chairman of the Board of Directors

Michael Collyer(1)                                    56      Director

Gilbert J. Spiegel(2)                                 55      Director

Michael Iscove(1)(2)                                  47      Director

Thomas A. Daniels                                     45      Director


(1) Audit Committee Member

(2) Compensation Committee Member


Directors are elected to an annual term that expires at the Company's annual meeting of stockholders.

      IRWIN MEYER has been a director of TPEG since its inception in 1989 and has served as its Chief Executive Officer since February 1995. Since October 1997, Mr. Meyer has been a Co-Chairman of the Board of Directors. At various times prior to October 1997, Mr. Meyer has served as TPEG's Chairman of the Board (April 1996-October 1997; January 1991-June 1992); Co-Chairman of the Board (February 1990-December 1990) and President (February 1995-October 1997). From 1988 to July 1994, Mr. Meyer was a director of Ventura Entertainment Group Ltd., the Company's former parent Company ("Ventura"), and from May 1988 to December 1990, Mr. Meyer was President of Ventura. Mr. Meyer was an executive producer of seven of TPEG's made-for-television movies. In 1995 he was nominated for Producer of the Year by the Producers Guild of America. Mr. Meyer received the Antoinette Perry ("Tony") Award, the New York Drama Critics Circle Award, the Drama Desk Award, the Outer Critics Circle Award and the Cue Magazine Golden Apple Award for his 1977 production of the musical "Annie." Mr. Meyer is a member of the Academy of Motion Picture Arts and Sciences and the Academy of Television Arts and Sciences. He holds a B.S. from New York University.

      ARTHUR H. BERNSTEIN has been a director of the Company since February 1995 and has served as the Executive Vice President of the Company since October 1997 as well as the Company's Secretary since March 1995. Between June 1992 and October 1997, Mr. Bernstein served as a Senior Vice President of TPEG and was the Company's Vice President-Business and Legal Affairs from September 1991 to June 1992. Prior to this, Mr. Bernstein was a Director of Legal and Business Affairs for New World Entertainment Ltd. from July 1989 to August 1991. From 1987 to June 1989, he was Assistant General Counsel of Four Star International, Inc. Mr. Bernstein received a B.S. in finance and marketing from Philadelphia College of Textiles and Sciences in 1984 and his law degree from Temple University in 1987.

      SALVATORE GROSSO has been a Co-Chairman of the Board of Directors of TPEG, as well as its Chief Operating Officer since October 1997. From 1980, when he and Mr. Jacobson founded the Grosso-Jacobson Companies, to

October 1997 when The Grosso-Jacobson Entertainment and G-J Productions were each acquired by TPEG, Mr. Grosso served as the Vice President and Secretary at each of G-J Entertainment and G-J Productions. During Mr. Grosso's tenure with these companies, more than 750 hours of television programming were produced, including "The Big Easy", a made-for-television series created for USA Network based on the motion picture of the same name. [NEED TO FIX NAME OF COMPANIES, SEE PAGE 2] [ADD EDUCATION]

      LAWRENCE S. JACOBSON, has served as a Co-Chairman of the Board of Directors of TPEG and as the Company's President since October 1997. From 1980, when he and Mr. Grosso founded G-J Entertainment and G-J Productions, to October 1997 when G-J Entertainment and G-J Productions were each acquired by TPEG, Mr. Jacobson served as Chief Executive Officer and President at each of G-J Entertainment and G-J Productions. During Mr. Jacobson's tenure with these companies, more than 750 hours of television programming were produced, including "The Big Easy," a made-for-television series created for USA Network based on the motion picture of the same name.

       MICHAEL COLLYER has been a director of the Company since October 1997. Since 1972 Mr. Collyer has been a partner in the law firm Kay Collyer & Boose LLP and its predecessor firms. Mr. Collyer received a B.A. degree from Williams College in 1963 and a law degree in 1966 from Columbia University School of Law.

       GILBERT J. SPIEGEL has been a director of the Company since October 1997. Since 1991, Mr. Spiegel has served as the President and Chief Executive Officer of American Financial Service, Inc., a real estate loan provider. Prior to his position with American Financial Service, Mr. Spiegel worked in the real estate finance and law fields. Mr. Spiegel received a B.S. in Pre-Law and Accounting from Michigan State University in 1964 and a law degree from Temple University in 1967.

       MICHAEL ISCOVE has been a director of the Company since October 1997. Since June 1995, Mr. Iscove has served as the Chairman, President and Chief Executive Officer of Sirius Corporate Finance Inc. Prior to that, Mr. Iscove was the President of Creative Fusion from April 1989 to June 1995. In 1978, Mr. Iscove received a Chartered Accounts Designation in accounting from The Canadian Institute of Chartered Accountants. In 1972, Mr. Iscove received a B.A. degree in English from York University, Toronto, Canada.

      THOMAS A. DANIELS has been a director of the Company since July 1998. Since the Company's acquisition of MediaWorks in July 1998, Mr. Daniels has served as President of MediaWorks. Mr. Daniels, along with Mr. Craig Sussman, founded MediaWorks in 1996. Prior to that time, Mr. Daniels was, at various times, a senior production and distribution executive with Blake Edward's Television, Paramount Pictures Television and Columbia Pictures Television.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of Section 16(a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

              SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 30, 1998, 1997 and 1996, of those persons who were (i) at June 30, 1998 the Chief Executive Officer and (ii) each other executive officer of the Company whose annual compensation exceeded $100,000 (the "Named Executive Officers") in such fiscal years:


                                                          ANNUAL COMPENSATION         LONG TERM
                                                                                    COMPENSATION
                                                      ----------------------------- --------------
                                                                                      NUMBER OF
                                           FISCAL                                     SECURITIES
                                         YEAR ENDED                                   UNDERLYING         ALL OTHER
    NAME AND PRINCIPAL POSITION           JUNE 30,       SALARY          BONUS         OPTIONS          COMPENSATION
--------------------------------------   ----------   ------------   -------------  --------------     ----------------
Irwin Meyer ..........................     1998       $    312,000    $        0              0          $  18,000(3)
         Chief Executive Officer (1)       1997            312,000             0              0             18,000(3)
                                                                                                            68,016(4)
                                           1996            281,000             0             (2)            18,000(3)

Arthur H. Bernstein ..................     1998       $    175,000    $        0     $        0          $  12,000(3)
         Executive Vice President and      1997            160,000             0        150,000             12,000(3)
         Secretary                         1996            109,040             0              0              9,000(3)

Lawrence S. Jacobson .................     1998       $    225,898    $   25,000     $        0          $  16,000(7)
         President (5)(6)

Salvatore Grosso .....................     1998       $    225,898    $   25,000     $        0          $  16,000(7)
        Chief Operating Officer (5)(8)



--------------

(1) Includes amounts paid to Mountaingate which provides the Company with the service of Mr. Meyer and others.

(2) The Company has granted options to purchase 75,000 shares of Common Stock at $2.00 per share to each of Alison and Patricia Meyer who are sisters and the adult children of Mr. Meyer. Mr. Meyer disclaims beneficial ownership of the stock options and the underlying shares of Common Stock beneficially owned by Alison Meyer and Patricia Meyer.

(3) Automobile reimbursement.

(4) Forgiveness of note receivable due from Mountaingate.

(5) Employment with the Company commenced October 20, 1997.

(6) Includes amounts paid to Lawrence Jacobson Associates, Inc. which currently provides the Company with the service of Mr. Jacobson and others.

(7) Automobile and housing allowance.

(8) Includes amounts paid to S.A.G. Productions, Inc. which currently provides the Company with the service of Mr. Grosso and others.

EMPLOYMENT AGREEMENTS

      The Company has entered into an employment agreement with Irwin Meyer for his services as Chief Executive Officer of the Company and a production agreement with Mountaingate Productions LLC ("Mountaingate") for the services of Mr. Meyer and others as producers and/or executive producers and to perform other duties. Mountaingate is a California limited liability company of which Alison Meyer and Patricia Meyer, the adult children of Mr. Meyer, are the sole members. The production agreement with Mountaingate provides for annual compensation of $262,000 plus a $1,500 monthly automobile reimbursement. The employment agreement with Mr. Meyer provides for annual compensation of $50,000. Both of these agreements have been extended to June 30, 2002. Both Agreements are terminable by the Company in the event of Mr. Meyer's death or disability. In such event, the Company shall pay Mountaingate a guaranteed fee of $262,000 for one year. The Company may also terminate these agreements "for cause" (as defined in the agreements). Mountaingate and Mr. Meyer may terminate their respective agreements in the event of a material breach thereof by the Company or for "good reason" (as defined in the agreements). In such event, the Company shall be obligated to pay all amounts due thereunder for the balance of their respective terms. In the event that the Company materially breaches either agreement after a "change in control" (as defined in the agreements), Mountaingate and Mr. Meyer, respectively, shall be entitled to a lump sum payment equal to three times their then current total annual compensation.

      Arthur Bernstein is employed as Executive Vice President of the Company pursuant to an employment agreement, as amended, which has been extended to June 30, 2002. Mr. Bernstein's annual compensation is $175,000 plus a $1,000 monthly automobile reimbursement. The employment agreement is terminable by the Company in the event of Mr. Bernstein's death or disability. In such event, the Company is obligated to pay Mr. Bernstein's compensation for one year. The Company may also terminate the employment agreement "for cause" (as defined in the agreement). Mr. Bernstein may terminate this Employment Agreement in the event of a material breach by the Company or for "good reason" (as defined in the agreement). In such event, the Company will be obligated to pay him all amounts due thereunder for the balance of its term and all unvested stock options held by him shall vest. In the event of a "change in control" (as defined in this agreement) of the Company, all stock options issued to Mr. Bernstein shall vest and the Company shall, at Mr. Bernstein's option, purchase shares of Common Stock owned by him at the then market price and shall acquire all of his stock options for the difference between the exercise price of such options and the greater of the price at which the new controlling entity acquired its interest in the Company or the then market price of the Common Stock.

      The Company has entered into an employment agreement with Salvatore Grosso for his services as Chief Operating Officer of the Company and a production agreement with S.A.G. Productions, Inc. ("SAG") for the services of Mr. Grosso and others as producers and/or executive producers and to perform other duties. SAG is a New York company which is owned by Mr. Grosso. The production agreement with SAG provides for annual compensation to Mr. Grosso of $450,000 plus a $2,000 monthly automobile and housing allowance. The employment agreement with Mr. Grosso provides for annual compensation of $50,000. Both of these agreements expire on October 31, 2002. Both agreements are terminable by the Company in the event of Mr. Grosso's death or disability. The Company may also terminate these agreements "for cause" (as defined in the agreements). SAG and Mr. Grosso may terminate their respective agreements in the event of a material breach thereof by the Company or for "good reason" (as defined in the agreements). Upon termination due to death, disability, for cause or voluntary termination by SAG or Mr. Grosso, the Company shall pay all accrued payments owed to SAG or Mr. Grosso under the agreements, including any bonus amounts and all obligations due under any benefit plan set forth in the agreements in a lump sum. If termination is due to death, the lump sum payment shall be made in cash within 15 days of date of termination. Prior to a "change in control" (as defined in the agreements) if the Company should terminate the agreement other than for cause or disability, or SAG or Mr. Grosso should terminate their respective agreements for good reason, the Company shall pay within 15 days all amounts accrued and unpaid under such agreement plus an amount (the "Severance Amount") equal to the product of (1) one-twelfth times (2) the amount guaranteed under such agreement plus the average bonus (if any) received by SAG or Mr. Grosso for the preceding three years times (3) the number of full or partial months remaining in the term of the agreement but in no case less than 12 months (the "Severance Period") and the Company shall continue all benefits provided under such agreement for the Severance Period. Following a change in control, should the Company terminate the agreement other than for cause or disability, or SAG or Mr. Grosso terminate their respective agreement for good reason, the Company shall pay to SAG or Mr. Grosso, all amounts accrued and unpaid under such agreement and an amount equal to 2.99 times the

Severance Amount and the Company shall continue all benefits provided under such agreement for a period of 36 months from date of termination.

      The Company has entered into an employment agreement with Lawrence S. Jacobson, for his services as Chief Operating Officer of the Company, and a production agreement with Lawrence Jacobson Associates, Inc. ("LJA") for the services of Mr. Jacobson and others as producers and/or executive producers and to perform other duties. LJA is a New York company which is owned by Mr. Jacobson. The Production Agreement with LJA provides for annual compensation to Mr. Jacobson of $450,000 plus a $2,000 monthly automobile and housing allowance. The employment agreement with Mr. Jacobson provides for annual compensation of $50,000. Both of these agreements expire on October 31, 2002. Both agreements are terminable by the Company in the event of Mr. Jacobson's death or disability. The Company may also terminate these agreements "for cause" (as defined in the agreements). LJA and Mr. Jacobson may terminate their respective agreements in the event of a material breach thereof by the Company or for "good reason" (as defined in the agreements). Upon termination due to death, disability, for cause or voluntary termination by LJA or Mr. Jacobson, the Company shall pay all accrued payments owed to LJA or Mr. Jacobson under the agreements, including any bonus amounts and all obligations due under any benefit plan set forth in the agreements to LJA or Mr. Jacobson in a lump sum. If termination is due to death the lump sum payment shall be made in cash within 15 days of date of termination. Prior to a "change in control" (as defined in the agreements), if the Company should terminate the agreement other than for cause or disability or LJA or Mr. Jacobson should terminate their respective agreements for good reason, the Company shall pay within 15 days all amounts accrued and unpaid under such agreement plus an amount (the "Severance Amount") equal to the product of (1) one-twelfth times (2) the amount guaranteed under such agreement plus the average bonus (if any) received by LJA or Mr. Jacobson for the preceding three years times (3) the number of full or partial months remaining in the term of the agreement but in no case less than 12 months (the "Severance Period") and the Company shall continue all benefits provided under such agreement for the Severance Period. Following a change in control, should the Company terminate the agreement other than for cause or disability, or LJA or Mr. Jacobson terminate their respective agreement for good reason, the Company shall pay to LJA or Mr. Jacobson, all amounts accrued and unpaid under such agreement and an amount equal to 2.99 times the Severance Amount and the company and the Company shall continue all benefits provided under such agreement for a period of 36 months from date of termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of September 30, 1998, relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 5757 Wilshire Boulevard, Penthouse 1, Los Angeles, California 90036, unless otherwise set forth below.


                                                                    Number of Shares
                                                                    of Common Stock
        Name and Address                                         Beneficially Owned(1)              Percent(1)
------------------------------------------                       ----------------------             ----------
Alison Meyer(2)                                                         2,247,222                      32.7%
Patricia Meyer(2)                                                       2,247,222                      32.7%
Arthur H. Bernstein(3)                                                  2,222,222                      32.5%
Salvatore Grosso(4)                                                     2,222,222                      32.5%
Lawrence S. Jacobson(4)                                                 2,222,222                      32.5%
Irwin Meyer(5)                                                          2,222,222                      32.5%
Mountaingate LLC(5)                                                     2,222,222                      32.5%
Michael Iscove                                                             16,945(6)                      *
Michael Collyer                                                                -                          *
Gilbert J. Spiegel                                                             -                          *
Thomas A. Daniels                                                         381,945                       5.6%
Joseph Stevens & Company, Inc.(7)                                         402,918                       6.0%
Directors and executive officers as a group                             2,621,112                      38.3%
(8 persons)


-----------------

*      Less than one percent

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at June 30, 1998.

(2) Includes options to purchase 25,000 shares of Common Stock held by each of Alison Meyer and Patricia Meyer by virtue of them being sisters. Also includes 2,222,222 shares of Common Stock beneficially owned by Mountaingate by virtue of Alison Meyer and Patricia Meyer being the sole members of Mountaingate.

(3) Mr. Bernstein is the indirect beneficial owner of 2,222,222 shares of the Company's Common Stock by virtue of the Stockholders Agreement. Mr. Bernstein has shared voting power with respect to those shares but has no power to dispose of or direct their disposition.

(4) Each of Mr. Grosso and Mr. Jacobson is the beneficial owner of 2,222,222 shares of Common Stock. Each directly holds and has sole dispositive and voting power as to 1,111,111 shares and each beneficially owns 1,111,111 shares indirectly by virtue of the Stockholders Agreement. As to these shares there is shared voting power but no power to dispose of or to direct their disposition.

(5) Mr. Meyer and Mountaingate are each the beneficial indirect owner of 2,222,222 shares by virtue of the Stockholders Agreement. Each has shared voting power but no power to dispose of or to direct their disposition.

(6) Represents 16,945 shares of Common Stock held through Sirius Corporate Finance, Inc., of which Mr. Iscove is President.

(7) According to a Schedule 13G filed by Joseph Stevens & Company, Joseph Sobara and Steven Markowitz on January 28, 1998, Joseph Stevens & Company, Inc. owned as of December 31, 1997, warrants to purchase 200,000 units, each unit consisting of four shares of common stock and two redeemable common stock purchase warrants. Each redeemable warrant entitles the holder to purchase an additional share of Common Stock. All of the warrants are currently exercisable. Additionally, Joseph Stevens & Company, Inc. held as of December 31, 1997, 8,753 redeemable warrants in its market making account, all of which are currently exercisable. Mr. Sobara and Mr. Markowitz each was a controlling shareholder, director and officer of Joseph Stevens & Company, Inc. on December 31, 1997. The address of Joseph Stevens & Company, Inc., and Messrs. Sobara and Markowitz is 33 Maiden Lane, New York, New York 10038.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In January 1997, the Company agreed to compensate Michael I. Levy, a former outside Board member, for his executive producer services on a television movie project entitled "Marabunta a.k.a. Legion of Fire: Killer Ants." The Company has completed the project and Mr. Levy is entitled to a profit participation (as defined). Mr. Levy was paid $75,000 during the year ended June 30, 1998.

       During the fiscal year ended June 30, 1998, the Company paid the law firm, Dempsey & Johnson, of which the former Chairman of the Board, Michael Dempsey, is a partner, approximately $61,000 for legal services.

       For consulting services performed in connection with the Company's acquisition of the Grosso-Jacobson Companies during the fiscal year ended June 30, 1998, Michael Iscove, a member of the Board of Directors of the Company, received approximately $160,000 in consulting fees from the Company, comprised of $100,000 in cash and 16,945 shares of common stock, valued at $3.60 per share.

       In connection with the Company's acquisition of MediaWorks International, Michael Iscove received $40,000 in consulting fees from the Company during the fiscal year ended June 30, 1998.

       For legal services performed in connection with the Company's acquisition of the Grosso-Jacobson Companies, the law firm of Kay, Collyer & Boose was paid $150,000 in cash. Michael Collyer, a member of the Company's Board of Directors, is a partner in the law firm of Kay, Collyer & Boose.

       During the fiscal year ended June 30, 1998, the Company issued a promissory note to Mountaingate Productions LLC, an affiliate of Irwin Meyers, Chief Executive Officer and Co-Chairman of the Board of Directors of the Company, for the sum of $15, 148.97, which represents amounts owed to Mountaingate Productions LLC under its production agreement with the Company. The promissory note bears interest at the rate of ten percent (10%) per annum.

       During the fiscal year ended June 30, 1998, the Company issued a promissory note to S.A.G. Productions Inc., an affiliate of Salvatore Grosso, Chief Operating Officer and Co-Chairman of the Board of Directors of the Company, for the sum of $34,725.98, which represents amounts owed to S.A.G. Productions, Inc. under its production agreement with the Company. The promissory note bears interest at the rate of ten percent (10%) per annum.

       During the fiscal year ended June 30, 1998 the Company issued a promissory note to Lawrence Jacobson Associates, Inc., an affiliate of Lawrence
S. Jacobson, President and Co-Chairman of the Board of Directors of the Company, for the sum of $34,725.98, which represents amounts owed to Lawrence Jacobson Associates, Inc. under its production agreement with the Company. The promissory note bears interest at the rate of ten percent (10%) per annum.

       A company owned by certain of the Company's officers leases production facilities in Canada that the Company uses. As of June 30, 1998, the Company advanced $116,377 to this company. This advance is to be recognized from future productions and is capitalized as film projects in development costs. See Note 7 of the Notes to Financial Statements for more information regarding each of these related transactions.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

       1.     Financial Statements:

              Financial Statements are listed in the "Index to Financial Statements" at page F-1.

       2.     Schedules:

              Financial Statements schedules are listed in the "Index to Financial Statements" at page F-1 herein.

       3.     Exhibits: (numbered in accordance with Item 601 of Regulation S-B)

              (a) The Exhibits listed below are filed or incorporated by reference as part of this Report.

EXHIBIT        EXHIBIT
NUMBER         DESCRIPTION
------         -----------
2.1            Agreement and Plan of Merger, dated September 15, 1997, by and among The Producers Entertainment Group Ltd., TPEG Acquisition I
               Corp., The Grosso-Jacobson Entertainment Corporation, Salvatore
               Grosso and Lawrence S. Jacobson.(3)

2.2 Agreement and Plan of Merger, dated September 15, 1997, by and among The Producers Entertainment Group Ltd., TPEG Acquisition II
               Corp., The Grosso-Jacobson Productions, Inc., Salvatore Grosso and Lawrence S. Jacobson.(3)

2.3 Agreement and Plan of Merger, dated September 15, 1997, by and among The Producers Entertainment Group Ltd., TPEG Acquisition
               III Corp., Grosso-Jacobson Music Company, Inc., Salvatore Grosso and Lawrence S. Jacobson.(3)

2.4            Agreement of Merger dated as of July 15, 1998, by and among The
               Producers Entertainment Group Ltd., TPEG Merger Company, MWI
               Distribution, Inc. and Tom Daniels and Craig Sussman.(4)

3.1            Restated Certificate of Incorporation, dated June 24, 1993.(1)

3.2            Amendment to Certificate of Incorporation, dated April 28,
               1998.(2)

3.3            Bylaws.(1)

3.4            Amendment No. 1 to Bylaws.(1)

4.1            Certificate of Designations for Series D Preferred Stock, dated
               July 31, 1998.(2)

4.2            Certificate of Designations for Series E Preferred Stock, dated
               July 31, 1998.(2)

4.3            Certificate of Designations for Series F Preferred Stock, dated
               July 31, 1998.(2)

4.4            Securities Purchase Agreement, dated July 31, 1998 between The
               Producers Entertainment Group Ltd. and the Augustine Fund,
               L.P.(2)

4.5            Registration Rights Agreement, dated July 31, 1998 between The
               Producers Entertainment Group Ltd. and the Augustine Fund,
               L.P.(2)

4.6            Escrow Agreement dated as of July 31, 1998 among the Augustine
               Fund, L.P., The Producers Entertainment Group Ltd. and H. Glenn
               Bagwell, Jr., as Escrow Agent.(1)



10.1           1998 Stock Incentive Plan.(5)

10.2           Executive Employment Agreement, dated October 20, 1997, between
               The Producers Entertainment Group Ltd. and Salvatore Grosso.(3)

10.3           Executive Employment Agreement, dated October 20, 1997, between
               The Producers Entertainment Group Ltd. and Lawrence Jacobson.(3)

10.4           Executive Extension Agreement, dated October 20, 1997, between
               The Producers Entertainment Group Ltd. and Irwin Meyer.(3)

10.5           Executive Extension Agreement, dated October 20, 1997, between
               The Producers Entertainment Group Ltd. and Arthur Bernstein.(3)

10.6           Production Agreement, dated October 20, 1997, between The
               Producers Entertainment Group Ltd. and Lawrence Jacobson
               Associates, Inc.(3)

10.7           Production Agreement, dated October 20, 1997, between The
               Producers Entertainment Group Ltd. and S.A.G. Productions, Inc.
               (3)

10.8           Mountaingate Extension Agreement, dated October 20, 1997, between
               The Producers Entertainment Group Ltd. and Mountaingate
               Productions, LLC.(3)

10.9 Stockholders Voting Agreement, dated October 20, 1997, by and among Irwin Meyer, Arthur Bernstein, Salvatore Grosso, Lawrence
               Jacobson and Mountaingate Productions, LLC.(3)

10.10          Employment Agreement dated as of July 15, 1998, by and among TPEG
               Merger Company and Thomas Daniels.(4)

10.11          Employment Agreement dated as of July 15, 1998, by and among TPEG
               Merger Company and Craig Sussman.(4)

10.12          Escrow Instructions dated as of July 15, 1998, by and among The
               Producers Entertainment Group Ltd., Tom Daniels, Craig Sussman, and OTR, Inc.(4)

10.13 Registration Rights Agreement dated as of July 15, 1998, by and among The Producers Entertainment Group Ltd., Tom Daniels and
               Craig Sussman.(4)

21.1           Subsidiaries of the Company.

27.1           Financial Data Schedule.

-------------

(1) Incorporated by reference to Registrant's Report on Form 8-K dated June 18, 1996.

(2) Incorporated by reference to Registrant's Registration Statement on Form S-3 filed September 1, 1998.

(3) Incorporated by reference to Registrant's Report on Form 8-K filed November 4, 1997 (as amended on December 29, 1997).

(4) Incorporated by reference to Registrant's Report on Form 8-K filed July 31, 1998.

(5)    Incorporated by reference to Registrant's Proxy Statement filed
       April 1, 1998.

              (b)    Reports on Form 8-K:

              The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998:

              (i) Current Report on Form 8-K filed May 5, 1998. Item 5 was reported.

              (ii) Current Report on Form 8-K filed June 29, 1998. Item 4 was reported.

                                   SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED.

                                        THE PRODUCERS ENTERTAINMENT GROUP LTD.


Dated:   October 13, 1998               By /s/ Irwin Meyer
                                           -------------------------------------
                                           Irwin Meyer
                                           Chief Executive Officer


         IN ACCORDANCE WITH EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

         Name                                        Title                                       Date
         ----                                        -----                                       ----

/s/ Irwin Meyer                                      Chief Executive Officer and Director        October 13, 1998
-------------------------
Irwin Meyer                                          (Principal Executive Officer)


/s/ Arthur Bernstein                                 Executive Vice President and Director       October 13, 1998
-------------------------
Arthur Bernstein                                     (Principal Financial and
                                                     Accounting Officer)


/s/ Thomas A. Daniels                                Director                                    October 13, 1998
-------------------------
Thomas A. Daniels


/s/ Michael Iscove                                   Director                                    October 13, 1998
-------------------------
Michael Iscove


/s/ Gilbert Spiegel                                  Director                                    October 13, 1998
-------------------------
Gilbert Spiegel


                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                                   JUNE 30, 1998
================================================================================

                                                                      Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-2

FINANCIAL STATEMENTS

    Consolidated Balance Sheet                                        F-3

    Consolidated Statements of Operations                             F-4

    Consolidated Statements of Shareholders' Equity                  F-5-6

    Consolidated Statements of Cash Flows                            F-7-8

    Notes to Consolidated Financial Statements                       F-9-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
The Producers Entertainment Group Ltd.


We have audited the accompanying consolidated balance sheet of The Producers Entertainment Group Ltd. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Producers Entertainment Group Ltd. and subsidiaries as of June 30, 1998, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 5, 1998

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                                   JUNE 30, 1998
================================================================================

                                            ASSETS
ASSETS
     Cash and cash equivalents                                                       $     73,751
     Trade receivables                                                                    938,130
     Receivables from related parties                                                      47,778
     Film costs, net                                                                    1,189,392
     Fixed assets, at cost, net                                                           182,473
     Related party covenant not to compete, less accumulated amortization
         of $460,000                                                                      115,000
     Other assets                                                                         179,167
                                                                                     ------------

                  TOTAL ASSETS                                                       $  2,725,691
                                                                                     ============


                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses                                           $    335,712
     Dividends payable                                                                    106,250
     Due to related parties                                                                84,346
     Capital lease obligation                                                              70,905
                                                                                     ------------

         Total liabilities                                                                597,213
                                                                                     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, Series A, $0.001 par value
         20,000,000 shares authorized
         1,000,000 shares issued and outstanding                                            1,000
     Common stock, $0.001 par value
         50,000,000 shares authorized
         6,672,943 shares issued and outstanding                                            6,673
     Treasury stock, at cost
         93,536 shares                                                                 (1,010,192)
     Additional paid-in capital                                                        23,411,349
     Accumulated deficit                                                              (20,280,352)
                                                                                     ------------

              Total shareholders' equity                                                2,128,478
                                                                                     ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  2,725,691
                                                                                     ============


   The accompanying notes are an integral part of these financial statements.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    FOR THE YEARS ENDED JUNE 30,
================================================================================

                                                                         1998                   1997
                                                                    ------------           ------------

REVENUES                                                            $ 22,369,511           $  5,521,441
                                                                    ------------           ------------

COSTS RELATED TO REVENUES
     Amortization of film costs                                        9,384,311                503,552
     Cost of sales                                                     9,773,397              3,769,025
                                                                    ------------           ------------

         Total costs related to revenues                              19,157,708              4,272,577
                                                                    ------------           ------------

NET REVENUES                                                           3,211,803              1,248,864
WRITE-OFF OF PROJECTS IN DEVELOPMENT                                     199,450                212,920
GENERAL AND ADMINISTRATIVE EXPENSES                                    3,592,772              4,980,816
                                                                    ------------           ------------

LOSS FROM OPERATIONS                                                    (580,419)            (3,944,872)
                                                                    ------------           ------------

OTHER INCOME (EXPENSE)
     Merger expenses                                                    (372,695)                    --
     Interest and dividend income                                         61,817                227,188
     Interest and financing expense                                       (4,225)              (156,975)
     Write-off of notes receivable and other assets                     (196,105)              (387,295)
     Amortization of related party covenant not to compete              (276,000)              (184,000)
     Other income (expense)                                              (44,289)                12,547
                                                                    ------------           ------------

         Total other income (expense)                                   (831,497)              (488,535)
                                                                    ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (1,411,916)            (4,433,407)
                                                                    ------------           ------------

PROVISION FOR INCOME TAXES
     Current                                                                  --                 19,238
     Deferred                                                                 --                139,500
                                                                    ------------           ------------

         Total provision for income taxes                                     --                158,738
                                                                    ------------           ------------

NET LOSS                                                              (1,411,916)            (4,592,145)
DIVIDEND REQUIREMENT OF SERIES A PREFERRED STOCK                        (425,000)              (425,000)
                                                                    ------------           ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                          $ (1,836,916)          $ (5,017,145)
                                                                    ============           ============

BASIC LOSS PER COMMON SHARE                                         $      (0.29)          $      (0.87)
                                                                    ============           ============

DILUTED LOSS PER COMMON SHARE                                       $      (0.29)          $      (0.87)
                                                                    ============           ============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   6,522,459              5,833,638
                                                                    ============           ============


   The accompanying notes are an integral part of these financial statements.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEARS ENDED JUNE 30,
================================================================================

                                      Preferred Stock       Common Stock                    Additional
                                   ------------------- --------------------    Treasury      Paid-in    Accumulated
                                     Shares     Amount   Shares      Amount     Stock        Capital      Deficit         Total
                                   ---------   ------- ----------   -------  -----------   -----------  ------------   ------------
BALANCE, JULY 1, 1996, AS
   PREVIOUSLY  REPORTED            1,000,000   $ 1,000 10,252,485   $10,253  $(1,010,192)  $16,107,950  $(13,426,291)  $  1,682,720
1-FOR-3 REVERSE COMMON STOCK
   SPLIT                                               (6,834,990)   (6,835)                     6,835                           --
                                   ---------   ------- ----------   -------  -----------   -----------  ------------   ------------

BALANCE, JULY 1, 1996, AS
   ADJUSTED                        1,000,000     1,000  3,417,495     3,418   (1,010,192)   16,114,785   (13,426,291)     1,682,720
ISSUANCE OF COMMON SHARES
   IN PAYMENT OF DIVIDENDS ON
   SERIES A PREFERRED STOCK                                31,481        31                        (31)                          --
ISSUANCE OF COMMON SHARES
   IN SETTLEMENT OF LAWSUIT                                10,833        11                     36,551                       36,562
SALE OF UNITS IN PUBLIC OFFERING,
   NET PROCEEDS                                         3,066,667     3,067                  7,596,941                    7,600,008
CANCELLATION OF NOTES
   RECEIVABLE FROM COMMON
   STOCK                                                 (175,000)     (175)                  (784,825)                    (785,000)
DIVIDENDS PAID ON SERIES A
   PREFERRED STOCK                                                                                          (425,000)      (425,000)
NET LOSS                                                                                                  (4,592,145)    (4,592,145)
                                   ---------   ------- ----------   -------  -----------   -----------  ------------   ------------
BALANCE, JUNE 30, 1997             1,000,000     1,000  6,351,476     6,352   (1,010,192)   22,963,421   (18,443,436)     3,517,145
ISSUANCE OF COMMON SHARES
   IN PAYMENT OF DIVIDENDS ON
   SERIES A PREFERRED STOCK                               293,689       293                    318,456                      318,749


   The accompanying notes are an integral part of these financial statements.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
================================================================================

                                      Preferred Stock       Common Stock                    Additional
                                   ------------------- --------------------    Treasury      Paid-in    Accumulated
                                     Shares     Amount   Shares      Amount     Stock        Capital      Deficit         Total
                                   ---------   ------- ----------   -------  -----------   -----------  ------------   ------------
ISSUANCE OF COMMON STOCK
   AND PLANNED ISSUANCE
   OF WARRANTS IN PAYMENT
   OF CONSULTING AND LEGAL FEES                $           27,778   $    28  $             $   129,472  $              $    129,500
DIVIDENDS PAID ON SERIES A
   PREFERRED STOCK                                                                                          (425,000)      (425,000)
NET LOSS                                                                                                  (1,411,916)    (1,411,916)

BALANCE, JUNE 30, 1998             1,000,000   $ 1,000  6,672,943   $ 6,673  $(1,010,192)  $23,411,349  $(20,280,352)  $  2,128,478
                                   =========   ======= ==========   =======  ===========   ===========  ============   ============



   The accompanying notes are an integral part of these financial statements.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JUNE 30,
================================================================================


                                                                 1998          1997
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(1,411,916)  $(4,592,145)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation of fixed assets                                53,387        35,400
       Amortization of film costs                               9,384,311       503,552
       Deferred income taxes                                           --       139,500
       Write-off of film projects in development                  199,450       212,920
       Provision for doubtful accounts                            (12,934)           --
       Unrealized loss on short-term investments                       --        22,411
       Amortization of imputed interest discount                       --      (109,189)
       Amortization of related party covenant not to compete      276,000       184,000
       Write-off of notes receivable and other assets             196,105       391,295
       Issuance of common stock in settlement                          --        36,562
       Issuance of common stock for consulting services           129,500            --
   (Increase) decrease in
     Accounts receivable                                         (402,969)     (205,113)
     Other assets and prepaid expenses                            (90,485)       68,191
   Increase (decrease) in
     Accounts payable and accrued expenses                       (457,060)      295,170
     Deferred revenue                                          (5,269,869)    5,078,202
                                                              -----------   -----------

         Net cash provided by operating activities              2,593,520     2,060,756
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in short-term investments                2,698,568    (2,720,979)
   Additions to film costs                                     (6,355,444)   (4,361,404)
   Capital expenditures on equipment                              (60,772)      (64,663)
   Expenditure for related party covenant not to compete               --      (575,000)
   (Increase) decrease in receivables from related parties         87,199      (187,749)
                                                              -----------   -----------

         Net cash used in investing activities                 (3,630,449)   (7,909,795)
                                                              -----------   -----------


   The accompanying notes are an integral part of these financial statements.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
================================================================================


                                                                     1998          1997
                                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of 2,300,000 units in public offering                    $        --   $ 7,600,007
   Payments on capital lease obligation                              (21,690)           --
   Repayments of borrowings                                               --      (600,000)
   Payment of cash dividends on preferred stock                     (212,500)     (212,500)
                                                                 -----------   -----------

         Net cash provided by (used in) financing activities        (234,190)    6,787,507
                                                                 -----------   -----------

           Net increase (decrease) in cash and cash equivalents   (1,271,119)      938,468

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,344,870       406,402
                                                                 -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    73,751   $ 1,344,870
                                                                 ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                                 $     4,225   $   152,975
                                                                 ===========   ===========

   INCOME TAXES PAID                                             $        --   $    19,238
                                                                 ===========   ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
As disclosed in Note 8, during the year ended June 30, 1997, the Company issued 10,833 shares of common stock for the settlement of a lawsuit.

During the year ended June 30, 1997, the Company cancelled stock sales and notes receivable that were issued during the year ended June 30, 1996 for $785,000.

During the years ended June 30, 1998 and 1997, the Company issued 293,689 and 31,481 shares of common stock, respectively, in payment of dividends on its Series A preferred stock.

During the year ended June 30, 1998, the Company acquired office equipment under a capital lease obligation totaling $92,594.

   The accompanying notes are an integral part of these financial statements.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================

NOTE 1 - BUSINESS ACTIVITY

         The Producers Entertainment Group Ltd. and subsidiaries (collectively the "Company") was incorporated under the laws of the State of Delaware on August 10, 1989. The Company is engaged in the acquisition, development, production, and distribution of drama, comedy, documentary, and instructional television series, made-for-television movies, and theatrical motion pictures. Until June 30, 1998, the Company was also engaged in personal management of the careers of performers and writers.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying financial statements include the accounts of The Producers Entertainment Group Ltd. and its wholly-owned subsidiaries, TPEG Management, Inc., Grosso-Jacobson Entertainment Corporation, Grosso-Jacobson Productions, Inc., and Grosso-Jacobson Music Company, Inc. and various other subsidiaries. All significant intercompany accounts have been eliminated.

         Revenue Recognition

         Amounts received as license fees for projects in production are deferred until the project becomes available for broadcast in accordance with the terms of the licensing agreement and are recognized as revenues at such time. Additional licensing and distribution fees are recognized as earned in accordance with the terms of the related agreements. Revenues from the sale of completed productions are generally recognized upon their sale.

         Cash and Cash Equivalents

         For the purpose of reporting cash flows, the Company considers United States treasury bills, money market funds, and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Film Costs and Amortization

         Film costs include the costs of completed projects, costs of projects in production, and costs expended on projects in development. Film costs are stated at the lower of amortized cost or estimated net realizable value. Amortization of completed projects is charged to operations on an individual project basis in a ratio that the current year's revenue bears to management's estimate of total revenues (current and future years) from all sources. This is commonly referred to as the individual-film-forecast method. Adjustments of amortization resulting from changes in estimates of total revenues are recognized in the current year's amortization. When a completed project is fully amortized, its cost and related accumulated amortization are removed from the accounts. If, in the opinion of management, any property in the development stage is not planned for use, the net carrying value of such property is charged to current year's operations.

         Fixed Assets

         Fixed assets are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets of three to seven years.

         Property Under Capital Leases

         The Company leases equipment under non-cancelable leases that are classified as capital leases (see Note 16). The leased equipment has been capitalized, and the related obligations have been recorded at the fair value of the assets at the inception of the leases. The leased equipment is depreciated using the straight-line method over the estimated useful lives, and interest expense is recognized over the terms of the leases.

         Cost of Revenues

         Costs related to projects sold consist of direct costs incurred in the production of projects that are subsequently sold to third parties. The Company does not retain any ownership interest in these projects, and accordingly, upon their sale, all incurred costs are charged to operations. Participation in future profits from projects that are sold are included in revenues when earned.

         Related Party Covenant not to Compete

         The covenant not to compete was the result of a litigation settlement with a former officer and is being amortized over the covenant period ending December 31, 1998.

         Unclassified Balance Sheet

         The Company has elected to present an unclassified balance sheet in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films."

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Loss per Common Share

         Basic and diluted loss per common share have been computed after deducting the dividend requirement of the Company's Series A preferred stock from net loss. Basic loss per share is based on the weighted-average number of common shares outstanding during the years ended June 30, 1998 and 1997. Diluted loss per share is equal to the basic loss per share because the assumed conversion of the Series A preferred stock and the assumed exercise of outstanding stock purchase warrants and options have not been included as the effect would be anti-dilutive. Treasury Stock has been excluded from the loss per common share calculation.

         Reverse Stock Split

         In April 1998, the shareholders approved a 1-for-3 reverse split of the Company's common stock. The reverse split was effective in May 1998. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for a reduction in the number of shares due to the declaration of the reverse stock split. An amount equal to the par value of the common shares issued was transferred from the common stock to additional paid-in capital. This transfer has been reflected in the consolidated statement of shareholders' equity at July 1, 1996. All references to number of shares except shares authorized, and to per share information in the consolidated financial statements, have been adjusted to reflect the reverse stock split on a retroactive basis.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant credit risks consist of cash and trade receivables. The Company places its cash with high-credit, quality financial institutions or in high-quality, short-term investments such as insured certificates of deposit. At times, the cash in any one bank may exceed the Federal Deposit Insurance Corporation's insured limit of $100,000. At June 30, 1998, the Company had an uninsured balance of $0. With regard to receivables, the risk is relatively limited due to most customers being either domestic or foreign broadcasting networks or established domestic and foreign distributors.

         Income Taxes

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. As of June 30, 1998, such differences arose principally from net operating loss carryforwards.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes (Continued)

         Deferred tax assets, consisting primarily of the tax effect of net operating loss carryforwards, are offset with a valuation allowance because of the uncertainty regarding realizability.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Pronouncements

         SFAS No. 130, "Reporting Comprehensive Income," is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements with fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public entities report selected information about operating segments, products, and services, geographic areas, and major customers in interim and annual financial reports. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its financial position or results of operations.

         Reclassifications

         Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the continuation of the Company as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the years ended June 30, 1998 and 1997, the Company incurred net losses of $1,411,916 and $4,592,145, respectively. At June 30, 1998, the Company's total shareholders' equity of $2,128,478, including an accumulated deficit of $20,280,352.

         The Company's cash commitments for the year ending June 30, 1999 include payment of its current liabilities of $441,962 and compensation to officers and key independent contractors and office rent of approximately $2,781,000. The Company also incurs other costs such as salaries, related benefits, professional fees, office, and other expenses. For the year ended June 30, 1998, general and administrative expenses aggregated to $3,592,772. Dividends on the Company's Series A preferred stock aggregate to $425,000 annually. Dividends are payable either in cash or common stock. The Company's operations have been financed mostly by the net proceeds received from prior public offerings of its securities and proceeds received from exercise of stock options and warrants. At June 30, 1998, substantially all of the Company's outstanding stock options and warrants were exercisable at prices substantially above the market price of the Company's common stock.

         Management anticipates releasing new film projects during the year ending June 30, 1999 based upon a number of projects in development as of June 30, 1998. Management also anticipates licensing certain library assets. Further, the Company has arranged for a preferred stock financing facility as disclosed in Note 17. Management also continues to pursue debt and additional equity facilities.


NOTE 4 - LOSS OF REVENUE SOURCE

         During the year ended June 30, 1998, the Company discontinued its personal management services. As a result, the Company will no longer be receiving revenue from this source. Revenue from this source was $1,605,861 and $738,761 for the years ended June 30, 1998 and 1997, respectively. Income before income tax from this source was approximately $166,000 and $200,000 for the years ended June 30, 1998 and 1997, respectively.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================


NOTE 5 - PUBLIC OFFERING OF SECURITIES

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

         On September 17, 1996, the Company completed a public offering of its securities, selling 2,000,000 units at a price of $4.00 each and a 45-day option (which was exercised) to the underwriter for 300,000 units at a price of $3.60 each. Net proceeds were $7,600,008. Each unit consists of 1.33 shares of common stock (aggregate - 3,066,667) and two redeemable warrants (aggregate - 4,600,000). Each redeemable warrant is exercisable for 0.33 share of common stock at a price of $5.25 per share through September 2001 and is subject to redemption by the Company at a price of $0.05 under certain circumstances commencing in September 1997.


NOTE 6 - ACQUISITION OF GROSSO-JACOBSON ENTERTAINMENT CORP.

         On October 20, 1997, the Company exchanged 2,222,222 shares of the Company's common stock for all the outstanding stock of Grosso-Jacobson Entertainment Corporation, Grosso-Jacobson Productions, Inc., and Grosso-Jacobson Music Company, Inc. (collectively the "G-J Companies"). The G-J Companies produce a wide variety of television programming, including prime time series and made-for-television movies.

         This transaction has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements for all years presented have been restated to include the accounts and operations of the G-J Companies. The combined entities' separate operating results for the year ended June 30, 1997 were as follows:

                  Net revenues:
                      Company, as previously reported               $        782,181
                      G-J Companies                                        4,739,260
                                                                    ----------------

                           COMBINED                                 $      5,521,441
                                                                    ================

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================


NOTE 6 - ACQUISITION OF GROSSO-JACOBSON ENTERTAINMENT CORP. (CONTINUED)

                  Net income (loss):
                      Company, as previously reported               $  (4,642,043)
                      G-J Companies                                        49,898
                                                                    -------------

                           COMBINED                                 $  (4,592,145)
                                                                    =============

                  Net loss per common share:
                      AS PREVIOUSLY REPORTED                        $       (1.41)
                                                                    =============

                      AS RESTATED                                   $       (0.87)
                                                                    =============

         Separate operating results for the period from July 1, 1997 to consummation of the combination, included in the 1998 consolidated statement of operations, are as follows:

                                                   Net                   Net
                                                 Revenues            Income (Loss)
                                                ----------           ----------
Company                                         $  400,000           $ (600,000)
G-J Companies                                    4,100,000              550,000
                                                ----------           ----------
    COMBINED                                    $4,500,000           $  (50,000)
                                                ==========           ==========


NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company has contracted with other companies (the "Loan-Out Companies") for the service of officers and members of the board of directors. The Loan-Out Companies are under the control of officers/directors of the Company or their family. Payments to the Loan-Out Companies during the years ended June 30, 1998 and 1997 were $1,050,037 and $594,653, respectively. Further, one of the Loan-Out Companies is entitled to 60% of a film project's net profit, as defined.

         The Company receives legal services from a law firm, a partner of which is a member of the board of directors. During the years ended June 30, 1998 and 1997, the Company paid the law firm $17,000 and $150,000, respectively. In addition, during the year ended June 30, 1998, the Company formulated a plan to issue options with a value of $25,000 for legal services.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company receives financial consulting services from a member of the board of directors. During the years ended June 30, 1998 and 1997, the Company paid $210,000 and $0, respectively, for consulting services. In addition, during the year ended June 30, 1998, the Company issued stock and plans to issue options with a value of $104,500 for consulting services.

         The Company used the services of a law firm in which the former chairman of the board of directors is a partner. During the years ended June 30, 1998 and 1997, the Company paid this law firm $61,000 and $273,000, respectively.

         The Company utilizes facilities in Toronto, Canada that are leased by an officer/director/stockholder of the Company. Rent paid for this facility during the years ended June 30, 1998 and 1997, was approximately $20,000 per year. Further, as of June 30, 1998, the Company had advanced $116,377 to this affiliate. These advances are to be recovered from future productions and are capitalized as film development costs.

         During the year ended June 30, 1996, the Company sold an aggregate of 175,000 shares of common stock to related parties in exchange for an aggregate of $1,050,000 principal amount of promissory notes. Of these shares, 166,667 were sold to an officer/director's Loan-Out Company, and 8,333 were sold to an officer and director. The promissory notes provided for principal payments from April 1997 through October 2000, plus interest at 7%. The notes were secured by the purchased shares with the personal liability of the purchasers limited to 25% of the principal amount, plus accrued interest.

         Through June 30, 1997, interest and principal had not been paid. Effective June 30, 1997, the purchasers and the Company agreed to have the shares returned to the Company and to cancel the promissory notes. The purchasers agreed to pay personal liabilities of $50,631, and the balance of accrued interest of $133,142 was written off.

         Receivables from related parties of $47,778 at June 30, 1998 are receivable upon demand.

         Payables to related parties of $84,346 at June 30, 1998 bear interest at 10% per annum and are payable November 30, 1998.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================

NOTE 8 - SETTLEMENT OF LITIGATION

         During the year ended June 30, 1997, the Company settled certain litigation by paying $50,000 in cash and issuing 10,833 shares of the Company's common stock valued at $3.375 per share.

         On November 4, 1996, the Company settled its litigation with a former officer and director in a negotiated, stipulated settlement filed with the Los Angeles County Superior Court that required the Company to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with the Company through December 31, 1998.


NOTE 9 - DISTRIBUTION RIGHTS

         During the year ended June 30, 1995, the Company transferred a completed television service with a net carrying value of $291,241 in exchange for the right to receive a portion of the distribution revenue from the series. This amount was written down by $95,136 at June 30, 1997 to reflect the estimated present value of this right. The balance of $196,105 was written off during the year ended June 30, 1998.


NOTE 10 - FILM COSTS

         Film costs as of June 30, 1998 consisted of the following:

         Completed projects                                 $15,577,464
         Less accumulated amortization                       15,223,638
                                                            -----------

         Released, net of amortization                          353,826
         Projects in development (see Note 7)                   835,566
                                                            -----------

             TOTAL                                          $ 1,189,392
                                                            ===========

         Write-offs of projects in development for the years ended June 30, 1998 and 1997 aggregated to $199,450 and $212,920, respectively. Based on management's present estimate of future revenues at June 30, 1998, substantially all of the unamortized costs of completed projects will be amortized by June 30, 2004.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================

NOTE 11 - FIXED ASSETS

         Fixed assets as of June 30, 1998 consisted of the following:

         Furniture and equipment                               $255,823
         Computer equipment                                      63,930
         Equipment held under capital leases                     92,594
         Leasehold improvements                                  41,357
                                                               --------

                                                                453,704
         Less accumulated deprecation and amortization          271,231
                                                               --------

             TOTAL                                             $182,473
                                                               ========


NOTE 12 - STOCK OPTIONS AND WARRANTS

          Stock Options
          -------------

          The Company's board of directors adopted the 1998 Stock Incentive Plan (the "Plan") on February 17, 1998. The Plan authorizes the granting of stock options to officers, non-employee directors, employees, and consultants to purchase an aggregate of 666,667 shares of common stock. Options awarded under the Plan expire after ten years. The Company may also grant other stock options outside its stock option plan.

          The Company is using Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to calculate the compensation expense related to the grant of options to purchase common stock under the intrinsic value method. Accordingly, the Company made no adjustments to its compensation expense or equity accounts for the grant of options to employees for the years ended June 30, 1998 and 1997.

          If the Company had adopted the Financial Accounting Standards Board's ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," in its accounting treatment for employees, the Company would have recognized compensation expense related to the granting of stock options. Using the Black-Scholes pricing model to evaluate the fair market value of the options, the Company would have recorded a compensation expense of $141,458 for vested options during the year ended June 30, 1997. This additional expense would have increased the net loss applicable to common shareholders to ($5,158,603) or ($0.90) per share for the year ended June 30, 1997.

          The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30, 1997: dividend yield of 0%; expected volatility of 99%; risk-free interest rate of 6%; and expected life of 4.48 years. The weighted-average fair value of options granted during the year ended June 30, 1997 was $2.01, and the weighted-average exercise price was $3.75.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                                    Option Price
                                                       Number of      Per Share        Total
                                                         Shares        Average         Price
                                                       ---------    ------------    -----------
Shares under option, June 30, 1996                       236,750     $    21.76     $ 5,150,538
  Granted                                                 70,000           3.75         262,805
  Expired                                                (12,778)        (38.61)       (493,329)
                                                        --------     ----------     -----------
Shares under option, June 30, 1997                       293,972          16.74       4,920,014
  Expired                                                 (6,944)        (97.20)       (674,989)
                                                        --------     ----------     -----------
SHARES UNDER OPTION, JUNE 30, 1998                       287,028     $    14.79     $ 4,245,025
                                                        ========     ==========     ===========
SHARES EXERCISABLE, JUNE 30, 1998                        287,028     $    14.79     $ 4,245,025
                                                        ========     ==========     ===========
SHARES EXERCISABLE, JUNE 30, 1997                        293,972     $    16.74     $ 4,920,014
                                                        ========     ==========     ===========

          Warrants
          --------

          In addition to the 1,533,333 redeemable warrants exercisable at $5.25 per share of common stock issued in connection with the September 1996 public offering, there are approximately 216,667 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 166,667 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the "Bridge Warrants" were automatically exchanged for 166,667 redeemable warrants exercisable at $5.25 per share. The Company has other existing warrants outstanding to purchase an aggregate of 50,000 shares of common stock at prices ranging from $21.00 to $24.00 per share. There were a total of approximately 1,750,000 warrants outstanding as of June 30, 1998.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================


NOTE 13 - EMPLOYMENT AGREEMENTS

         The Company has entered into agreements for the services of certain of its key executives. These agreements expire through October 20, 2003 and provide for approximate aggregate annual payments of $2,178,000. Certain of these agreements provide for payments by the Company in the event of death, disability, termination, or a change in control of the Company.


NOTE 14 - DEFINED CONTRIBUTION PLAN

         The G-J Companies have a profit sharing plan that covers substantially all employees. Contributions to the plan, if any, are determined annually at the discretion of the board of directors. For the years ended June 30, 1998 and 1997, there were no contributions to the profit sharing plan.


NOTE 15 - INCOME TAXES

         The Company files its income tax returns using an October 31 year end. Income tax expense for the years ended June 30 consisted of the following:

                                                   1998          1997
                                            ---------------    --------
         Current income taxes               $            --    $ 19,238
         Deferred income taxes                           --     139,500
                                            ---------------    --------

             TOTAL                          $            --    $158,738
                                            ===============    ========

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================

NOTE 15 - INCOME TAXES (CONTINUED)

         The provision for (benefit from) federal income taxes at statutory rates is computed as follows:

                                                                     1998          1997
                                                                 -----------   -----------
         Provision for (benefit from) income taxes at statutory
             34% rate                                            $  (480,051)  $(1,550,000)
         Tax effect (benefit) of
             Change in valuation allowance                           521,240     1,938,738
             State income tax deduction, net of federal
                  benefit                                            (41,189)     (230,000)
                                                                 -----------   -----------

                      TOTAL                                      $        --   $   158,738
                                                                 ===========   ===========

         The Company's total deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowance at June 30, 1998 were as follows:

         Deferred tax asset
             State net operating loss carryforward    $  684,221
             Federal net operating loss carryforward   5,263,512
                                                      ----------

                                                       5,947,733

         Deferred tax liability
             Deferred state taxes                        232,635
                                                      ----------

         Net deferred tax assets                       5,715,098
         Valuation allowance                           5,715,098
                                                      ----------

                  NET DEFERRED TAX ASSETS             $       --
                                                      ==========

         During the year ended June 30, 1998, the valuation reserve increased by $521,240.

         As of June 30, 1998, the Company had federal and state net operating loss carryforwards of approximately $15,480,119 and $7,740,060, respectively, which expire through 2012 and 2003, respectively.

         Utilization of the net operating loss carryforwards in any one year may be limited by, among other things, alternative minimum tax rules and restrictions caused by changes in the Company's stock ownership (Internal Revenue Code Section 382). The 1996 ownership changes resulted in an annual Section 382 net operating loss limitation of approximately $945,700.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================

NOTE 16 - COMMITMENTS AND CONTINGENCIES

         The Company's office leases provide for minimum annual base rents and payment of certain defined operating expenses. The leases expire through June 2002. At June 30, 1998, future minimum annual commitments under non-cancelable lease obligations are as follows:

       Year Ending                                         Capital           Operating
         June 30,                                          Leases             Leases
       ------------                                       ---------         -----------
          1999                                            $  52,412         $   432,610
          2000                                               26,206             285,874
          2001                                                    -             166,088
          2002                                                    -             166,088
                                                          ---------         -----------

          Total minimum lease payments                       78,618         $ 1,050,660
                                                                            ===========

          Less amount representing interest                   7,713
                                                          ---------

               PRESENT VALUE OF NET MINIMUM LEASE
                   PAYMENTS                               $  70,905
                                                          =========

         For capitalized leases, the original contract's present value, net of depreciation, is included in net property and equipment. The net book value of equipment under capital leases at June 30, 1998 is $81,020. Depreciation expense for leased equipment was $11,574 for the year ended June 30, 1998.

         Rent expense for the years ended June 30, 1998 and 1997 was $450,219 and $380,088, respectively.

         The Company is a party to various agreements relating to its properties that provide for payments to others upon the sale, production, and/or distribution of the property. Other agreements provide for participation by others in the net revenues and/or profits from completed projects.

         In the normal course of its business, the Company is subject to various lawsuits and claims. The Company believes that the final outcomes of these matters, either individually or in the aggregate, will not have a material effect on its consolidated financial statements.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================

NOTE 17 - SUBSEQUENT EVENTS

         Acquisition
         On July 15, 1998, the Company acquired 100% of the capital stock of MWI Distributions, Inc., dba MediaWorks, International ("MWI"), a California corporation. MWI provides international television and video distribution, specializing in the licensing of children's and family programming and animation. MWI is also an active co-production and co-financing partner in various animated and live-action programming ventures and engages in worldwide sales of direct-to-video series and specials. The transaction was accounted for as a purchase. The consideration paid at closing to the stockholders of MWI was 1,203,704 shares of the Company's common stock (the "Common Stock") valued at $1,264,000. The Company may have to pay additional consideration, in the form of up to 1,375,662 shares of Series B preferred stock and Common Stock, to the stockholders, which payments are contingent upon the performance of MWI for the fiscal years ended June 30, 1999, 2000, 2001, and 2002. Such additional consideration has a value of up to $3,250,000. The stockholders also shall receive up to an additional 109,428 shares of Common Stock if the Common Stock average price, as defined in the merger agreement, does not equal or exceed $3.80 per share between July 15, 1998 and June 30, 1999. The purchase price exceeded the fair value of net assets acquired by approximately $1,700,000, which is being amortized on a straight-line basis over five years. The following summarized, unaudited, pro forma financial information assumes the acquisition had occurred on July 1, 1996:


                                                     1998               1997
                                               ---------------    ----------------
                                                 (unaudited)        (unaudited)
                      NET SALES                $    24,187,692    $      6,349,258
                                               ===============    ================

                      NET LOSS                 $    (2,092,056)   $     (4,693,293)
                                               ===============    ================

                      LOSS PER SHARE           $         (0.33)   $          (0.68)
                                               ===============    ================

         These amounts include MWI's actual results from November 11, 1996 (inception) to June 30, 1997 and for the year ended June 30, 1998. The amounts are based upon certain assumptions and estimates and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

         In November 1997, the Company entered into a financing arrangement with MWI, whereby the Company shared in 65% of MWI's defined net revenues. For the year ended June 30, 1998, the Company recognized revenues of $688,669 from the MWI arrangement. As of June 30, 1998, the Company had a $688,669 trade receivable from MWI.

                                          THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998
================================================================================


NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

         Financing Facility and Issuance of Preferred Stock

         On July 31, 1998, the Company entered into a financing arrangement. At the Company's option, the arrangement allows the Company to sell and requires the other party to purchase up to $5,000,000 worth of convertible preferred stock over a 24-month period, subject to certain restrictions and limitations.

         In the event that the Company's average daily stock closing price, multiplied by the number of shares traded on that day for the preceding twenty trading days is less than $40,000, the preferred stock investor is not required to purchase shares. Although the Company did not exceed the minimum requirement for the September 22, 1998 purchase, the investor did not exercise the right to refuse funding.

         The preferred stock is convertible to common stock at 80% to 82.5% of the average of the closing bid prices for the common stock for the five trading days immediately preceding the date of conversion. Alternatively, the first tranche of $500,000 can be converted at 100% of the average of the closing bid prices for the common stock for the five days preceding such initial $500,000 investment.

         The preferred stock pays dividends, quarterly, at an annual rate of 6% per year.

         On July 31, August 11, and September 22, 1998, the Company exercised its right under this agreement and sold $500,000 worth of Series D and $250,000 worth of Series E preferred stock to the investor. In conjunction with this transaction, the Company issued 75,000 shares of Series F preferred stock to the investor which is convertible into common stock at $1.02 per share.

         In addition, the Company paid a finder's fee of $56,250 and granted the investment banker warrants to purchase 30,000 shares of common stock at $1.44 per share.

NOTE 18 - MAJOR CUSTOMERS

         For the year ended June 30, 1998, the Company had sales to three customers representing approximately 40%, 15% and 11% of total revenues.

         As of June 30, 1998, 73% and 21% of the Company's trade receivables were from two customers. One of these customers was acquired by the Company subsequent to the year ended June 30, 1998 (see Note 17).