Form 10QSB
period 1998-09-30
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1998-11-23
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934.

                               -------------------

       For Quarter Ended September 30, 1998 Commission file number 0-18410
                         ------------------                        -------

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   95-4233050
-------------------------------                   --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

     5757 Wilshire Blvd., PH1, Los Angeles, CA                90036
    -------------------------------------------            ----------
       (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code (323) 634-8634
                                                          --------------

 ___________________________________________________________________________

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

                         YES  X     NO
                             ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $.001 PAR VALUE--8,081,647 SHARES AS OF NOVEMBER 18, 1998
-----------------------------------------------------------------------

Part 1. Financial Information
Item 1. Financial Statements

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30, 1998         JUNE 30, 1998
                                                                  (UNAUDITED)              (AUDITED)

ASSETS

Cash and cash equivalents                                               ($27,398)          $   73,751
Short term investments                                                         0                    0
Accounts receivable, net trade                                         2,770,441              938,130
Note Receivable                                                          200,000                    0
Receivable from related parties                                           59,855               47,778
Prepaid expenses                                                          40,428                    0
Film costs, net                                                        1,363,171            1,189,392
Fixed assets, net                                                        178,898              182,473
Covenant not to compete                                                   46,750              115,000
Acquisition Costs                                                        115,340                    0
Goodwill                                                                 790,785                    0
Other assets                                                              10,035              179,167
                                                                     -----------          -----------
TOTAL ASSETS                                                         $ 5,548,305          $ 2,725,691
                                                                     -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $2,037,820        $     335,712
Obligations under capital leases                                          56,842               70,905
Dividends payable                                                        106,250              106,250
Deferred income                                                          131,543                    0
Notes payable                                                            384,889               84,346
                                                                     -----------         ------------
TOTAL LIABILITIES                                                     $2,717,344         $    597,213
Shareholders' equity:

Preferred Stock, $.001 par value, authorized 20,000,000 shares
  Series A Preferred Stock, $.001 par value, authorized
  1,000,000 shares; issued and outstanding 1,000,000 shares                1,000                1,000
  Series B Preferred Stock, $.001 par value, authorized 1,375,662
  shares; none issued and outstanding                                          0                    0
  Series D Preferred Stock, $.001 par value, authorized 50,000
  shares; issued and outstanding 50,000 shares                                50                    0
  Series E Preferred Stock, $.001 par value, authorized 500,000
  shares; issued and outstanding 25,000 shares                                25                    0
  Series F Preferred Stock, $.001 par value, authorized 500,000
  shares; issued and outstanding 75,000 shares                                75                    0
Common Stock, $.001 par value, authorized 50,000,000 shares;
  issued and outstanding 7,876,647 and 6,672,943 shares                    7,877                6,673
Additional paid-in capital                                            24,987,781           23,411,349
Accumulated deficit and dividends                                    (21,155,654)         (20,280,352)
Treasury stock, 93,536 shares at cost                                 (1,010,192)          (1,010,192)
                                                                    ------------         ------------
Net shareholders' equity                                              $2,830,962         $  2,128,478
                                                                    ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $5,548,305         $  2,725,691
                                                                    ------------         ------------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                       1998                   1997

Revenues                                                    $       304,100           $     4,388,592

Costs related to revenues:

  Amortization of film costs                                              0                 2,775,101
  Costs of projects sold                                              1,347                    71,418
                                                            ---------------           ---------------

  Net Revenues                                                      302,753                 1,542,073

General and administrative expenses                               1,173,934                 1,063,660
                                                            ---------------           ---------------

  Operating income (loss)                                          (871,181)                  479,413

Other income (expenses):

Acquisition expense                                                   6,695                         0

Interest income                                                           0                    10,430

Amortization of Goodwill                                             34,000                         0

Amortization of Acquisition Costs                                     5,320                         0

Settlements expense                                                  69,000                    69,000
                                                            ---------------           ---------------


  Net other income (expense)                                       (115,015)                  (58,570)
                                                            ---------------           ---------------


  Net income (loss)                                                (986,196)                  419,843

Provision for income taxes                                            5,304                         0
                                                            ---------------           ---------------

  Net income (loss)                                                (991,500)                  419,843


Dividend requirement on Series A Preferred Stock                   (106,250)                 (106,250)
                                                            ---------------           ---------------


Net income (loss) applicable to common
  shareholders                                                  ($1,097,750)               $  313,593
                                                            ---------------           ---------------


Net income (loss) per share (basic and diluted)                       ($.15)                     $.02

Average common shares
   outstanding (basic and diluted)                                7,228,027                18,773,818
                                                            ---------------           ---------------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                      SERIES  SERIES   SERIES   SERIES                        ADDITIONAL
                           PREFERRED    D        D        E        E      COMMON     STOCK     PAID-IN    ACCUMULATED
                             STOCK    SHARES    AMT    SHARES     AMT     SHARES     AMOUNT    CAPITAL      DEFICIT

                           ---------- ------- -------- -------- -------- ---------- --------- ----------- ------------ ----------
Balance,
June 30, 1998                 $1,000                                     6,672,943    $6,672  $23,513,101 ($20,057,905)$3,462,869

Issuance of common
shares in payment of
dividends on Series A
Preferred Stock                                                                            0                                    0

Issuance of common
shares in connection
with the acquisition of                                                  1,203,704  $824,785                             $824,785
MWI

Issuance of Series D                  50,000  220,000                                                                     220,000
Preferred Stock

Issuance of Series E
Preferred Stock                                         25,000  431,250                                                   431,250

Net loss                                                                                                      (991,500)  (991,500)

Dividends on Series
A Preferred Stock                                                                                (106,250)               (106,250)

-------------------------- ---------- ------- -------- -------- -------- ---------- --------- ----------- ------------ ----------
Balance,
September 30, 1998            $1,000  50,000  220,000   25,000  431,250  7,876,647  $831,457  $23,406,851 ($21,049,405)$3,841,154

Less:
Treasury Stock                                                             (93,536)                                    (1,010,192)



NET SHAREHOLDERS' EQUITY                                                 7,783,111                                     $2,830,962




                 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------
                                                                          1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 $   (991,500)         $   419,843

ADJUSTMENTS TO RECONCILE NET (LOSS) TO
NET CASH (USED IN) OPERATING ACTIVITIES:

    Depreciation of fixed assets                                          24,298               18,673
    Amortization of film costs                                                 0            2,775,101
    Write off of projects in development                                       0                    0
    Amortization of Goodwill                                              34,000                    0
    Amortization of Acquisition Costs                                      5,320                    0
    Amortization of non-competition agreement                             69,000               69,000
    Decrease deferred tax asset                                           51,300                    0
    Issuance of Common Stock in Settlement                                     0                    0

CHANGES IN OPERATING ASSETS AND LIABILITIES:

    (Increase) decrease in accounts receivable                         1,576,644             (671,569)
    (Increase) decrease in other assets                                  169,837              (91,191)
    (Increase) decrease in notes receivable                             (200,000)                   0
    Increase (decrease) in accounts payable
        and accrued expenses                                           1,163,514              152,771
    Increase in prepaid expenses                                          40,428                    0
    Decrease (increase) in deferred revenues                          (4,974,759)            (163,567)
                                                                      ----------          -----------
    Net cash (used in) operating activities                           (3,031,918)           2,509,061
                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    (Additions) to film costs, net                                     4,848,411           (4,573,448)
    Capital (expenditures) on equipment                                  (84,081)             (55,294)
    (Increase) in short term investments                                       0            2,698,568
    (Decrease) in Right to Receive Revenue                              (196,105)                   0
    (Increase) decrease in receivables from related parties               (9,224)              35,000
    Increase in Acquisition Costs                                       (120,660)                   0
                                                                      ----------          -----------
Net cash (used in) investing activities                                4,438,341           (1,895,174)
                                                                      ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Obligations Under Capital Leases                                      56,842                    0
    Proceeds from preferred stock issues                                 651,250                    0
    Proceeds from borrowings                                                   0              416,000
    (Repayment) of borrowings                                            (31,111)                   0
    Increase in dividends payable                                            ---                    0
    (Payment) of cash dividends on Preferred Stock                       212,500             (106,250)
                                                                      ----------          -----------
Net cash provided by financing activities                                889,481              309,750
                                                                      ----------          -----------

Net increase (decrease) in cash                                        2,295,904              923,637
Cash and cash equivalents at beginning of period                       2,268,506            1,344,870
                                                                      ----------          -----------
Cash and cash equivalents at end of period.                           $  (27,398)          $2,268,507
                                                                      ----------          -----------


                SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1998

(1)       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Producers Entertainment Group Ltd. ("TPEG" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

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

         On July 15, 1998, the Company acquired 100% of the outstanding capital stock of MWI Distribution, Inc., a California corporation ("MWI"), which is engaged in the international co-production and licensing of television and video programming, as well as merchandising. The acquisition was accomplished by merger. The consideration paid by the Company to the sole shareholders of MWI pursuant to the merger was paid through the issuance of 763,889 shares of the Company's Common Stock valued at an issue price of $1.75 per share. In addition, the Company may have to pay additional consideration, in the form of Common Stock, to the stockholders of MWI, which payments are contingent upon the performance of MWI over a period of time. The stockholders of MWI also shall receive up to an additional 109,428 shares of Common Stock if the Common Stock Average Price, as defined in the Merger Agreement, does not equal or exceed $3.80 per share between July 15, 1998 and June 30, 1999.

     Certain figures for the three months ended September 30, 1997 have been restated to conform with current presentation.

(2)       GOODWILL

         Goodwill related to the acquisition of MWI is being amortized over a period of five years.

(3)      DIVIDEND ON SERIES A PREFERRED STOCK

         For the three months ended September 30, 1998, the Company will issue shares of its Common Stock at a market value equivalent to $106,250, representing the $106,250 quarterly dividend required to be paid on the Series A Preferred Stock for the quarter ended September 30, 1998.

(4)      LOSS PER SHARE

         Loss per share for the three month period ended September 30, 1998 has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on September 30, 1998.

(5)      STOCK OPTIONS AND WARRANTS

         The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company has made no grant of options for the period ended September 30, 1998. At September 30, 1998 there were options to acquire 287,028 shares outstanding at exercise prices ranging from $3.36 per share to $39.00 per share of Common Stock.

         In addition to the Redeemable Warrants to purchase an aggregate of 1,700,000 shares of Common Stock at $5.25 per share issued in connection with the September 1996 public offering, the Company has other existing warrants outstanding to purchase an aggregate of 142,518 shares of Common Stock at prices ranging from $23.10 to $43.20 per share. There were a total of approximately 1,842,518 warrants outstanding as of September 30, 1998.

(6)      RELATED PARTY TRANSACTIONS

         As of the period ended September 30, 1998, the Company issued a promissory note to Mountaingate Productions, LLC, an affiliate of Irwin Meyer, Chief Executive Officer and Co-Chairman of the Board of Directors of the Company, for the sum of $79,760, which represents amounts owed to Mountaingate Productions, LLC under its production agreement with the Company. The promissory note bears interest at the rate of ten percent (10%) per annum.

         As of the period ended September 30, 1998, the Company issued a promissory note to S.A.G. Productions, Inc., an affiliate of Salvatore Grosso, Chief Operating Officer and Co-Chairman of the Board of Directors of the Company, for the sum of $145,923, which represents amounts owed to S.A.G. Productions, Inc. under its production agreement with the Company. The Promissory note bears interest at the rate of ten percent (10%) per annum.

         As of the period ended September 30, 1998, the Company issued a promissory note to Lawrence Jacobson Associates, Inc., an affiliate of Lawrence Jacobson, President and Co-Chairman of the Board of Directors of the Company, for the sum of $145,923, which represents amounts owed to Lawrence Jacobson Associates, Inc. under its production agreement with the Company. The Promissory note bears interest at the rate of ten percent (10%) per annum.
Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         FORWARD LOOKING STATEMENTS. This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict, "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things, the integration of the acquisition of MWI, trends affecting the Company's financial condition and the Company's business and strategies. The stockholders of TPEG are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements involve risks and uncertainties, including the number of the Company's projects in development that result in completed productions that yield revenues during specific fiscal periods, the lapse in time between the expenditures made by the Company and the receipt of cash and the timing of such production expenditures and related revenues. Other risk factors include the intensity of competition from other television and motion picture producers and distributors, the status of the Company's liquidity in future fiscal periods, the Company's ability to integrate the acquisition of MWI and factors that generally affect the entertainment industry such as changes in management at the major studios, broadcast and distribution companies, as well as economic, political, regulatory, technological and public taste environments. The readers of this filing are cautioned that any such forward-looking statement are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

         The Company's revenues in connection with its television activities are primarily derived from the production and distribution of television projects, and producer fees. In June 1998, the Company ceased providing personal management services. The amount of revenues derived by the Company from its television production activities in any one period is dependent upon, among other factors, projects completed during any such period and the distribution of completed projects. Accordingly, the amount of revenues recognized in any period are not necessarily indicative of revenues to be recognized by the Company in future periods.

         Revenues received from license fees for distribution rights to projects-in-process constitute deferred income until the project becomes available for broadcast in accordance with the terms of its licensing agreements and are recognized as revenue at such time. The portion of the license fees which equals the amount allowed within the project's budget for the Company's producer fees is recognized as revenue during the production phase. Revenues from completed projects where distribution rights are owned by the Company are recognized when the project becomes contractually available for broadcasting or exhibition in certain media and geographical territories by the licensee. Revenues from the sale of projects completed under straight producer arrangements are recognized during the production phase. Additional licensing, distribution fees or profit participation are recognized as earned in accordance with the terms of the related agreements.

         Revenues received by MWI are primarily derived from the licensing of rights of family television programming, as well as the sale of home video programming.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues for the three months ended September 30, 1998 were $304,100, a 93% decrease from $4,388,592 for the three months ended September 30, 1997. Revenues for the three months ended September 30, 1998 consisted of income from the continuing international distribution of completed projects. Revenues of $4,388,592 for the three months ended September 30, 1997 consisted of revenues from the delivery of completed programming to the Family Channel and $60,748 from personal management fees. The decrease in revenues was due primarily to decreased production and the termination of the Company's personal management business.

         Amortization of film costs for the three months ended September 30, 1998 and September 30, 1997 was $0 and $2,775,101, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the amortization of projects and reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

         Cost of sales for the three months ended September 30, 1998 and September 30, 1997, was $1,347 and $71,418, respectively. Cost of sales as a percentage of total revenues decreased from 16% for the three months ended September 30, 1997 to .4% for the three months ended September 30, 1998.

         General and administrative expenses for the three months ended September 30, 1998 were $1,173,934 compared to $996,541 for the three months ended September 30, 1997. The $177,393, or 15% increase in general and administrative expenses was due to the completion of the Grosso Jacobson merger, and therefore adjustments to staffing levels and the addition of the New York office, the expansion of staff in the television departments, salaries and related benefits for personnel of MWI, and the addition of professional consultants.

         During the three months ended September 30, 1998, the Company recorded ($69,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month.

         During the three months ended September 30, 1998, TPEG recorded $0 interest income on temporary cash investments. During the three months ended September 30, 1997, interest income of $40,963 consisted of $24,000 imputed interest discount on related party notes, $7,864 of imputed interest related to a trade note receivable and $9,099 earned on temporary cash investments.

         TPEG reported a loss of $1,097,500 or $.15 per share in the three months ended September 30, 1998 compared to a profit of $313,593 or $.02 per share in the three months ended September 30, 1997. The income (loss) for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding increased to 7,228,027 as of the three months ended September 30, 1998 from 6,257,939 as of the three months ended September 30, 1997 due primarily to the issuance of new shares and the payment of dividends with respect to the Series A Preferred Stock. The calculation of weighted average common shares for both periods reflects the effect of the one-for-three stock split completed during the fourth quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, TPEG had decreased liquidity from the comparable period ended September 30, 1997 primarily as a result of a decrease in revenue. Cash and cash equivalents as of September 30, 1998 were ($27,398) and trade accounts receivable increased to $2,770,441. As of September 30, 1998, the Company had recorded accounts payable and accrued expenses of $2,144,070. In the comparable period ending September 30, 1997, the Company had $2,268,506 in cash and cash equivalents and $1,193,797 in trade accounts receivable to cover $980,556 of current liabilities.

         Management estimates that, as of September 30, 1998, the Company's cash commitments for the next twelve months will aggregate approximately $3,000,000. The figure includes (a) base compensation to its key officers, key independent contractors and key consultants of approximately $2,087,000 and (b) office rent of approximately $372,000.

         The Company also incurs other general and administrative costs such as staff salaries, employee benefits, employer taxes, premiums on insurance policies, marketing costs, office expenses, professional fees, consulting fees and other expenses. For the three months ended September 30, 1998, total cash general and administrative expenses, for all categories except legal expenses, aggregated approximately $1,300,000. In addition to general and administrative expenses, the required dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock may be paid either in shares of the Company's Common Stock or in cash.

         The Company's projected costs of operation will require funding of overhead costs in order to continue its operations and to establish other activities related to its core business. The Company anticipates that funds raised in the course of the year will be used to obtain options on literary properties for new projects, to develop properties into finished scripts, to finance timing differences between production costs and collection of license fees, to acquire the copyrights and distribution rights to third party product and to finance accounts receivable. The actual utilization of excess working capital is subject to change based on the then present circumstances and management's evaluation of alternative projects. An inability to raise additional capital could prevent the Company from achieving its objectives and have a material adverse effect on the Company's business, results of operations and financial condition.

         The timing differences among the Company's financings of certain projects may require the Company to obtain additional external financing or capital. The Company's ability to rely on external sources of funds, rather than its own liquid resources, will be significant in determining the extent to which the Company will expand and diversify its production and distribution activities. There is no assurance that such external sources of funds will be available to the Company or that, if available, the terms thereof will be at reasonable cost to the Company. No agreements have been entered into for any such external financing as of the date of this Report. In July 1998, the Company secured access to a $5,500,000 equity-based line of credit with an institutional investor. The Company's ability to draw on this equity-based line of credit is subject to certain trading requirements. To date, the Company has received $750,000 from the investor in exchange for the sale by the Company of Series D and Series E convertible preferred stock to the investor. The Company is committed to use $2,000,000 of the equity-based line of credit, which is available to the Company, subject to certain restrictions, through August 2000. The holders of the Series D Preferred Stock are entitled to annual dividends of 6% (aggregating $30,000 annually assuming no conversion) and holders of the Company's Series E Preferred Stock are entitled to annual dividends of 6% (aggregating $15,000 annually assuming no conversion), all of which are payable quarterly in cash, or at the Company's option, in shares of Common Stock.

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

         Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Forward-looking Statements," beginning on page 8 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between estimates and actual results include, but are not limited to, the availability and costs of personnel trained in these areas, the ability of locating and correcting all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue will not affect its operations and business, or expose it to third party liability.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         The Company has received a letter from NASDAQ stating that if the trading value of the Company's Common Stock does not reach $1.00, and maintain at least a closing bid price of $1.00 for at least ten consecutive trading days, by January 11, 1999, the Company's shares of Common Stock may be delisted from the NASDAQ Small Cap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A

         (a)  EXHIBITS

              27.1  -   Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company filed a Current Report on Form 8-K/A on September 29, 1998. Item 7 was reported.

              The Company filed a Current Report on Form 8-K on July 31, 1998. Item 2 was reported.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
                                  (Registrant)



Dated:        November 19, 1998        /S/ IRWIN MEYER
         ----------------------        ---------------------------
                                       Irwin Meyer,
                                       Chief Executive Officer


Dated:        November 19, 1998        /S/ ARTHUR H. BERNSTEIN
         ----------------------        ---------------------------
                                       Arthur H. Bernstein,
                                       Executive Vice President,
                                       Principal Financial Officer