Form 10QSB/A
period 1998-09-30
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1999-01-07
CIK 854937

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

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                       1998                   1997

Revenues                                                    $     1,033,223           $     4,388,592

Costs related to revenues:

  Amortization of film costs                                              0                 2,775,101
  Costs of projects sold                                            730,470                    71,418
                                                            ---------------           ---------------

  Net Revenues                                                      302,753                 1,542,073

General and administrative expenses                               1,173,934                 1,063,660
                                                            ---------------           ---------------

  Operating income (loss)                                          (871,181)                  479,413

Other income (expenses):

Acquisition expense                                                   6,695                         0

Interest income                                                           0                    10,430

Amortization of Goodwill                                             34,000                         0

Amortization of Acquisition Costs                                     5,320                         0

Settlements expense                                                  69,000                    69,000
                                                            ---------------           ---------------


  Net other income (expense)                                       (115,015)                  (58,570)
                                                            ---------------           ---------------


  Net income (loss)                                                (986,196)                  419,843

Provision for income taxes                                            5,304                         0
                                                            ---------------           ---------------

  Net income (loss)                                                (991,500)                  419,843


Dividend requirement on Series A Preferred Stock                   (106,250)                 (106,250)
                                                            ---------------           ---------------


Net income (loss) applicable to common
  shareholders                                                  ($1,097,750)               $  313,593
                                                            ---------------           ---------------


Net income (loss) per share (basic and diluted)                       ($.15)                     $.02

Average common shares
   outstanding (basic and diluted)                                7,228,027                18,773,818
                                                            ---------------           ---------------


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         FORWARD LOOKING STATEMENTS. This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict, "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things, the integration of the acquisition of MWI, trends affecting the Company's financial condition and the Company's business and strategies. The stockholders of TPEG are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements involve risks and uncertainties, including the number of the Company's projects in development that result in completed productions that yield revenues during specific fiscal periods, the lapse in time between the expenditures made by the Company and the receipt of cash and the timing of such production expenditures and related revenues. Other risk factors include the intensity of competition from other television and motion picture producers and distributors, the status of the Company's liquidity in future fiscal periods, the Company's ability to integrate the acquisition of MWI and factors that generally affect the entertainment industry such as changes in management at the major studios, broadcast and distribution companies, as well as economic, political, regulatory, technological and public taste environments. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues for the three months ended September 30, 1998 were $1,033,223, a 76% decrease from $4,388,592 for the three months ended September 30, 1997. Revenues for the three months ended September 30, 1998 consisted of income from the continuing international distribution of completed projects. Revenues of $4,388,592 for the three months ended September 30, 1997 consisted of revenues from the delivery of completed programming to the Family Channel and $60,748 from personal management fees. The decrease in revenues was due primarily to decreased production and the termination of the Company's personal management business.

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

         Cost of sales for the three months ended September 30, 1998 and September 30, 1997, was $730,470 and $71,418, respectively. Cost of sales as a percentage of total revenues increased from 1.6% for the three months ended September 30, 1997 to 71% for the three months ended September 30, 1998.

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


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
                                  (Registrant)



Dated:        January 6, 1999          /s/ IRWIN MEYER
         ----------------------        ---------------------------
                                       Irwin Meyer,
                                       Chief Executive Officer


Dated:        January 6, 1999          /s/ ARTHUR H. BERNSTEIN
         ----------------------        ---------------------------
                                       Arthur H. Bernstein,
                                       Executive Vice President,
                                       Principal Financial Officer