Form 10QSB
period 1998-12-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1999-02-22
CIK 854937

                         SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C. 20549


                                     FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of the
                           Securities Exchange Act of 1934.

          For Quarter Ended December 31, 1998 Commission file number 0-18410

                        THE PRODUCERS ENTERTAINMENT GROUP LTD.
                (Exact name of registrant as specified in its charter)

       Delaware                                        95-4233050
(State or other jurisdiction of              (I.R.S. Employer Identification .)
incorporation or organization)

            5757 Wilshire Blvd., PH1, Los Angeles, CA                90036
            (Address of principal executive offices)            (Zip Code)

          Registrant's telephone number, including area code (323) 634-8634

           ----------------------------------------------------------------

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

COMMON STOCK, $.001 PAR VALUE--  10,696,635 SHARES AS OF February 15, 1999

Part 1. Financial Information
Item 1. Financial Statements

               THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31, 1998         JUNE 30, 1998
                                                                  (UNAUDITED)              (AUDITED)
ASSETS

Cash and cash equivalents                                            $  (442,645)          $   73,751
Short term investments                                                         0                    0
Accounts receivable, net trade                                         2,582,352              938,130
Note Receivable                                                          200,000                    0
Receivable from related parties                                          289,584               47,778
Prepaid expenses                                                         212,208                    0
Film costs, net                                                        1,484,006            1,189,392
Fixed assets, net                                                        153,894              182,473
Covenant not to compete                                                        0              115,000
Acquisition Costs                                                        109,269                    0
Goodwill                                                                 749,785                    0
Other assets                                                              -                   179,167
                                                                     -----------          -----------
TOTAL ASSETS                                                         $ 5,338,453          $ 2,725,691
                                                                     -----------          -----------
                                                                     -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $3,552,142        $     335,712
Obligations under capital leases                                          42,658               70,905
Dividends payable                                                        106,250              106,250
Deferred income                                                          131,543                    0
Notes payable                                                            349,260               84,346
                                                                     -----------         ------------
TOTAL LIABILITIES                                                     $4,181,853         $    597,213
Shareholders' equity:

Preferred Stock, $.001 par value, authorized 20,000,000 shares
  Series A Preferred Stock, $.001 par value, authorized
  1,000,000 shares; issued and outstanding 1,000,000 shares                1,000                1,000
  Series B Preferred Stock, $.001 par value, authorized 1,375,662
  shares; none issued and outstanding                                          0                    0
  Series D Preferred Stock, $.001 par value, authorized 50,000
  shares; issued and outstanding 50,000 shares                                50                    0
  Series E Preferred Stock, $.001 par value, authorized 500,000
  shares; issued and outstanding 25,000 shares                                25                    0
  Series F Preferred Stock, $.001 par value, authorized 500,000
  shares; issued and outstanding 75,000 shares                                75                    0
Common Stock, $.001 par value, authorized 50,000,000 shares;
  issued and outstanding 7,876,647 and 6,672,943 shares                    7,877                6,673
Additional paid-in capital                                            24,987,781           23,411,349
Accumulated deficit and dividends                                    (22,784,016)         (20,280,352)
Treasury stock, 93,536 shares at cost                                 (1,010,192)          (1,010,192)
                                                                    ------------         ------------
Net shareholders' equity                                              $1,202,600         $  2,128,478
                                                                    ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $5,338,453         $  2,725,691
                                                                    ------------         ------------
                                                                    ------------         ------------


              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                       1998                   1997
Revenues                                                     $      108,965           $     7,691,057

Costs related to revenues:

  Amortization of film costs                                              0                 5,666,079
  Costs of projects sold                                             88,824                         0
                                                             ---------------          ----------------

  Net Revenues                                                       20,141                 2,024,978

General and administrative expenses                               1,376,038                 1,669,732
                                                             ---------------          ----------------

  Operating income (loss)                                        (1,376,897)                  355,246

Other income (expenses):

Acquisition expense                                                                          (180,498)

Interest Income                                                           0                    37,000

Amortization of Goodwill                                            (41,000)                        0

Amortization of Acquisition Costs                                    (6,070)                        0

Settlement expense                                                  (80,500)                  (69,000)
                                                             ---------------          ----------------


  Net other income (expense)                                       (127,570)                 (212,498)
                                                             ---------------          ----------------


  Net income (loss)                                              (1,504,467)                 (142,748)

Provision for income taxes                                           10,950                         0
                                                             ---------------          ----------------

  Net income (loss)                                              (1,515,417)                  142,748

Dividend requirement on Series A Preferred Stock                   (106,250)                 (106,250)
                                                             ---------------          ----------------


Net income (loss) applicable to common
  shareholders                                                  ($1,621,667)               $   36,498
                                                             ---------------          ----------------
                                                             ---------------          ----------------


Net income (loss) per share (basic and diluted)                      ($.377)                     $.02

Average common shares
   outstanding (basic and diluted)                                7,228,027                18,839,036
                                                             ---------------          ----------------

               THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                    SIX MONTHS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                       1998                   1997

Revenues                                                    $     1,142,188           $    12,079,649
Costs related to revenues:

  Amortization of film costs                                        817,946                 8,441,180
  Costs of projects sold                                              1,348                    71,418
                                                            ---------------           ---------------

  Net Revenues                                                      322,894                 3,567,051

General and administrative expenses                               2,619,574                 2,627,210
                                                            ---------------           ---------------

  Operating income (loss)                                        (2,296,680)                  939,841

Other income (expenses):

Acquisition expense                                                  (6,695)                 (286,680)

Interest income                                                           0                    47,430

Amortization of Goodwill                                            (75,000)                        0

Amortization of Acquisition Costs                                    (5,320)                        0

Settlements expense                                                (115,000)                 (138,000)
                                                            ---------------           ---------------


  Net other income (expense)                                       (202,015)                 (377,350)
                                                            ---------------           ---------------


  Net income (loss)                                              (2,498,695)                  562,591

Provision for income taxes                                           16,254                         0
                                                            ---------------           ---------------

  Net income (loss)                                              (2,514,949)                  562,591


Dividend requirement on Series A Preferred Stock                   (212,500)                 (212,500)
                                                            ---------------           ---------------


Net income (loss) applicable to common
  shareholders                                                  ($2,727,449)               $  350,091
                                                            ---------------           ---------------
                                                            ---------------           ---------------


Net income (loss) per share (basic and diluted)                       ($.38)                     $.02

Average common shares
   outstanding (basic and diluted)                                7,228,027                18,806,427
                                                            ---------------           ---------------

               THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

                                      SERIES  SERIES   SERIES   SERIES                        ADDITIONAL
                           PREFERRED    D        D        E        E      COMMON     STOCK     PAID-IN    ACCUMULATED
                             STOCK    SHARES    AMT    SHARES     AMT     SHARES     AMOUNT    CAPITAL      DEFICIT
                           ---------- ------- -------- -------- -------- ---------- --------- ---------- ------------- ----------
Balance,
June 30, 1998                $1,000                                      6,672,943    $6,672 $23,513,101 ($20,056,567) $3,464,206

Issuance of common
shares in payment of
dividends on Series A
Preferred Stock                                                                            0                                    0

Issuance of common
shares in connection
with the acquisition of                                                  1,203,704  $824,785                             $824,785
MWI

Issuance of Series D                  50,000  220,000                                                                     220,000
Preferred Stock

Issuance of Series E
Preferred Stock                                         25,000  431,250                                                   431,250

Net loss                                                                                                   (2,727,449) (2,727,449)

Dividends on Series
A Preferred Stock

-------------------------  --------- ------- -------- -------- -------- ---------- --------- ----------- ------------  ----------
Balance,
December 31, 1998            $1,000   50,000  220,000   25,000  431,250  7,876,647  $831,457 $23,406,851 ($22,784,016) $2,212,792

Less:
Treasury Stock                                                             (93,536)                                    (1,010,192)



NET SHAREHOLDERS' EQUITY                                                7,783,111                                      $1,202,600


              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                       SIX MONTHS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                          1998                1997
                    CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 $   (2,727,449)       $   419,843

                   ADJUSTMENTS TO RECONCILE NET (LOSS) TO
                  NET CASH (USED IN) OPERATING ACTIVITIES:

    Depreciation of fixed assets                                            28,579             18,673
    Amortization of film costs                                                   0          2,775,101
    Write off of projects in development                                         0                  0
    Amortization of Goodwill                                                75,000                  0
    Amortization of Acquisition Costs                                        5,320                  0
    Amortization of non-competition agreement                              115,000             69,000
    Decrease deferred tax asset                                                  0                  0
    Issuance of Common Stock in Settlement                                       0                  0

                CHANGES IN OPERATING ASSETS AND LIABILITIES:

    (Increase) decrease in accounts receivable                          (1,644,222)          (671,569)
    (Increase) decrease in other assets                                          0            (91,191)
    (Increase) decrease in notes receivable                                      0                  0
    Increase (decrease) in accounts payable
        and accrued expenses                                             3,096,768            152,771
    Increase in prepaid expenses                                           212,208                  0
    Decrease (increase) in deferred revenues                               131,543           (163,567)
                                                                        ----------        -----------
    Net cash (used in) operating activities                               (678,253)         2,509,061
                                                                        -----------       -----------

                    CASH FLOWS FROM INVESTING ACTIVITIES:

    (Additions) to film costs, net                                        (294,613)        (4,573,448)
    Capital (expenditures) on equipment                                          0            (55,294)
    (Increase) in short term investments                                         0          2,698,568
    (Decrease) in Other Assets                                            (179,167)                 0
    (Increase) decrease in receivables from related parties               (241,806)            35,000
    Increase (decrease) in obligations under capital leases                (28,247)                 0
                                                                        ----------        -----------
Net cash (used in) investing activities                                   (385,499)        (1,895,174)
                                                                        ----------        -----------

                    CASH FLOWS FROM FINANCING ACTIVITIES:

    Obligations Under Capital Leases                                             0                  0
    Proceeds from notes payable                                            264,914                  0
    Proceeds from borrowings                                                     0            416,000
    (Repayment) of borrowings                                                    0                  0
    Increase in dividends payable                                              ---                  0
    (Payment) of cash dividends in Preferred Stock                        (106,250)          (106,250)
                                                                        ----------        -----------
Net cash provided by financing activities                                  371,164            309,750
                                                                        ----------        -----------

Net increase (decrease) in cash                                           (516,396)           923,637
Cash and cash equivalents at beginning of period                            73,751          1,344,870
                                                                        ----------        -----------
Cash and cash equivalents at end of period.                              $(442,645)        $2,268,507
                                                                        ----------        -----------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                  December 31, 1998

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Producers Entertainment Group Ltd. ("TPEG" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

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

     Certain figures for the three months ended September 30, 1997 have been restated to conform with the current presentation.

(2)  GOODWILL

     Goodwill related to the acquisition of MWI is being amortized over a period of five years.

(3)  DIVIDEND ON SERIES A PREFERRED STOCK

     For the three months ended September 30, 1998 and December 31, 1998, the Company will issue shares of its Common Stock at a combined market value equivalent to $212,000, representing the $106,250 quarterly dividend required to be paid on the Series A Preferred Stock for each of the quarters ended September 30, 1998 and

December 31, 1998.

(4)  LOSS PER SHARE

     Loss per share for the three- month period ended December 31, 1998 has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on December 31, 1998.

(5)  STOCK OPTIONS AND WARRANTS

     The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company has made no grant of options for the period ended December 31, 1998. At December 31, 1998 there were options to acquire 287,028 shares outstanding at exercise prices ranging from $3.36 per share to $39.00 per share of Common Stock.

     In addition to the Redeemable Warrants to purchase an aggregate of 1,700,000 shares of Common Stock at $5.25 per share issued in connection with the September 1996 public offering, the Company has other existing warrants outstanding to purchase an aggregate of 142,518 shares of Common Stock at prices ranging from $23.10 to $43.20 per share. There were a total of approximately 1,842,518 warrants outstanding as of December 31, 1998.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. The words "expect,"
"estimate," "anticipate,"   "predict," "believe" and similar expressions and
variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things, the integration of the acquisition of MWI, trends
affecting the   Company's financial condition and the Company's future business and strategies. The stockholders of TPEG are cautioned not to put undue reliance on these forward-looking statements. Such forward-looking statements involve risks and uncertainties, including the number of the Company's projects in development that result in completed productions, the lapse in time between the expenditures made by the Company and the receipt of cash and the Company's intention to change the direction of the Company. Other risk factors include the intensity of the Company's current competition from other television and motion picture producers and distributors and competition in the internet industry, the status of the Company's liquidity in future fiscal periods, the Company's ability to integrate the acquisition of MWI and factors that generally affect the entertainment industry such as changes in management at the major studios, broadcast and distribution companies, as well as economic, political, regulatory, technological and public taste environments. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including,
without limitation, those risks and uncertainties   discussed under the headings
"Factors That Could Impact Future Results" and   "Management's Discussion and
Analysis of Financial Condition and Results of   Operations" in the Company's
Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

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

     Revenues received from license fees for distribution rights to projects-in-process constitute deferred income until the project becomes available for broadcast in accordance with the terms of its licensing agreements and are recognized as revenue at such time. The portion of the license fees which equals the amount allowed within the project's budget for the Company's producer fees is recognized as revenue during the production phase. Revenues from completed projects where distribution rights are owned by the Company are recognized when the project becomes contractually available for broadcasting or exhibition in certain media and geographical territories by the licensee. Revenues from the sale of projects completed under straight producer arrangements are recognized during the production phase. Additional licensing, distribution fees or profit participation is recognized as earned in accordance with the terms of the related agreements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

     Revenues for the three months ended December 31, 1998 were $108,965, a 98% decrease from $7,691,057 for the three months ended December 31, 1997. Revenues for the three months ended December 31, 1998 consisted of income from the
continuing international distribution of completed projects.   Revenues of
$7,171,761 for the three months ended December 31, 1997 consisted of revenues from production and distribution and $519,296 from personal management fees. The decrease in revenues was due primarily to the lack of television production and decreased international sales.

     Amortization of film costs for the three months ended December 31, 1998 and December 31, 1997 was $0 and $5,666,079, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the amortization of projects and reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

     Cost of sales for the three months ended December 31, 1998 and December 31, 1997, was $88,824 and $0, respectively. Cost of sales as a percentage of total revenues increased from 0% for the three months ended December 31, 1997 to 82% for the three months ended December 31, 1998.

     General and administrative expenses for the three months ended December 31, 1998 were $1,376,038 compared to $1,669,732 for the three months ended December 31, 1997. The $293,694, or 17%, decrease in general and administrative expenses was due to the elimination of certain staff and related benefits of personnel in the Los Angeles office.

     During the three months ended December 31, 1998, the Company recorded ($80,500) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month.

     During the three months ended December 31, 1998, TPEG recorded no interest income. During the three months ended December 31, 1997, interest income of $37,000 consisted of interest income earned on temporary cash investments.

     TPEG reported a loss of $1,621,667 or $.22 per share in the three months ended December 31, 1998 compared to a profit of $36,498 or $.02 per share in the three months ended December 31, 1997. The income (loss) for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding decreased to 7,228,027 as of the three months ended December 31, 1998 from 18,839,036 as of the three months ended December 31, 1997 due primarily to the reverse split of the Company's Common Stock. The calculation of weighted average common shares for both periods reflects the effect of the one-for-three stock split completed during the fourth quarter 1998.

SIX MONTHS ENDED DECEMBER 31, 1998, COMPARED TO SIX MONTHS ENDED  DECEMBER
31, 1997

     Revenues for the six months ended December 31, 1998 were $1,142,188, a 90% decrease from $12,079,649 for the six months ended December 31, 1997. Revenues for the six months ended December 31, 1998 consisted of income from
the continuing international distribution of completed projects.   Revenues
of $12,079,649 for the six months ended December 31, 1997 consisted of revenues from production and distribution and $763,756 from personal management fees. The decrease in revenues was due primarily to the lack of television production and decreased international sales.

     Amortization of film costs for the six months ended December 31, 1998 and December 31, 1997 was $817,946 and $8,441,180, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the amortization of projects and reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

     Cost of sales for the six months ended December 31, 1998 and December 31, 1997, was $1,348 and $71,418, respectively. Cost of sales as a percentage of total revenues remained unchanged for the six months ended December 31, 1997 and the six months ended December 31, 1998.

     General and administrative expenses for the six months ended December 31, 1998 were $2,619,574 compared to $2,627,210 for the six months ended December 31, 1997. The $7,636 decrease in general and administrative expenses was negligible.

     During the six months ended December 31, 1998, the Company recorded ($115,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost is being amortized over the life of the non-competition agreement at ($23,000) per month.

     During the six months ended December 31, 1998, TPEG recorded no interest income. During the six months ended December 31, 1997, interest income of $47,430 consisted of interest income earned on temporary cash investments.

     TPEG reported a loss of $2,727,449 or ($.38) per share in the six months ended December 31, 1998 compared to a profit of $350,091 or $.02 per share in the six months ended December 31, 1997. The income (loss) for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding decreased to 7,228,027 as of the six months ended December 31, 1998 from 18,839,036 as of the six months ended December 31, 1997 due primarily to the reverse split of the Company's Common Stock. The calculation of weighted average common shares for both periods reflects the effect of the one-for-three stock split completed during the fourth quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, TPEG had decreased liquidity from the comparable period ended December 31, 1997 primarily as a result of a decrease in revenue. Cash and cash equivalents as of December 31, 1998 were

($442,645) and trade accounts receivable increased to $2,582,352. As of December 31, 1998, the Company had recorded accounts payable and accrued expenses of $3,432,480. In the comparable period ending December 31, 1997, the Company had $1,737,257 in cash and cash equivalents and $1,184,748 in trade accounts receivable available to provide payment for $577,999 in recorded accounts payable and accrued expenses.

     Management estimates that, as of December 31, 1998, the Company's cash commitments for the next twelve months will aggregate approximately $2,200,000. The figure includes (a) base compensation to its key officers, key independent contractors and key consultants of approximately $1,200,000 and (b) office rent of approximately $150,000.

     The Company also incurs other general and administrative costs such as staff salaries, employee benefits, employer taxes, premiums on insurance policies, marketing costs, office expenses, professional fees, consulting fees and other expenses. For the three months ended December 31, 1998, total cash general and administrative expenses for all categories aggregated approximately $1,376,038. In addition to general and administrative expenses, the required dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock may be paid either in shares of the Company's Common Stock or in cash.

     The Company's projected costs of operation will require funding of overhead costs in order to continue its operations and to establish other activities. The Company anticipates that funds raised in the course of the year will be used to further its entertainment and internet related projects and ventures. The actual utilization of excess working capital is subject to change based on the then present circumstances and management's evaluation of alternative projects. An inability to raise additional capital could prevent the Company from achieving its objectives and have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company is seeking to obtain additional external financing or capital. The Company's ability to rely on external sources of funds, rather than its own liquid resources, will be significant in determining the extent to which the Company will expand and diversify its production and distribution activities and its new business ventures. There is no assurance that such external sources of funds will be available to the Company or that, if available, the terms thereof will be at reasonable cost to the Company. No new agreements have been entered into for any such external financing as of the date of this Report. In July 1998, the Company secured access to a $5,500,000 equity-based line of credit with an institutional investor. The Company's ability to draw on this equity-based line of credit is subject to certain trading requirements. Through December 31, 1998, the Company has received $750,000 from the investor in exchange for the sale by the Company of Series D and Series E convertible preferred stock to the investor. The Company is committed to use $2,000,000 of the equity-based line of credit, which is available to the Company, subject to certain restrictions, through August 2000. The holders of the Series D Preferred Stock are entitled to annual dividends of 6% (aggregating $30,000 annually assuming no conversion) and holders of the Company's Series E Preferred Stock are entitled to annual dividends of 6% (aggregating $15,000 annually assuming no conversion), all of which are payable quarterly in cash, or at the Company's option, in shares of Common Stock.

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

     The Company has assessed its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products. Based on this assessment,the Company believes that its hardware and software systems are Year 2000 compliant. The Company has begun to assess the embedded system contained in its leased equipment and expects to finish this assessment by the end of March 1999. At this time, the Company is uncertain whether the embedded systems contained in its leased equipment are ready for the Year 2000.

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

     Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Forward-looking Statements," beginning above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between estimates and actual results include, but are not limited to, the availability and costs of personnel trained in these areas, the ability of locating and correcting all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue will not affect its operations and business, or expose it to third party liability.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.  OTHER INFORMATION

     On January 20, 1999, the Company announced that it is interested in selling its wholly-owned subsidiary, MediaWorks International. Currently, certain companies are conducting their due diligence with respect to a potential acquisition.

     On January 28, 1999, the Company announced that it is in discussions with Messrs. Grosso and Jacobson whereby they would re-establish their private production company and resign as officers and directors of the Company. As part of this transaction, Messrs. Grosso and Jacobson are expected to return certain shares of the Company's common stock in exchange for certain of the Company's projects. The Company expects to participate in numerous of the television projects of Messrs. Grosso and Jacobson.

     The Company has retained the services of Strategic Capital Consultants to advise and assist the Company in locating acquisitions in many industries, including the Internet and e-commerce fields. As part of this new strategy, on February 4, 1999, the Company announced that it made an initial investment in flowersandgifts.com, a storefront on the Internet to sell flowers and gifts. The initial investment was $200,000 for 100,000 shares, representing approximately 2% of the outstanding common stock of flowersandgifts.com. The Company has executed an agreement with flowersandgifts.com to acquire up to $1,000,000 of common stock in the aggregate, subject to certain conditions.

     The Company received a letter from NASDAQ stating that if the trading value of the Company's Common Stock did not reach $1.00, and maintain at least a closing bid price of $1.00 for at least ten consecutive trading days, the Company's shares of Common Stock may be delisted from the NASDAQ Small Cap Market. The Company timely filed for an appeal. Since the time that the Company filed for this appeal, the closing bid price of the Company's Common Stock has been in excess of the minimum bid price requirement of $1.00 and the Company has received a letter from NASDAQ stating that the Company is now in compliance with this requirement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A

    (a)  EXHIBITS

       27.1  -   Financial Data Schedule

    (b)  Reports on Form 8-K

       None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE PRODUCERS ENTERTAINMENT GROUP LTD.


Dated:   February 19, 1999              /s/ IRWIN MEYER
                                        ---------------
                                        Irwin Meyer, Chief Executive Officer

Dated:   February 19, 1999              /s/ ARTHUR H. BERNSTEIN
                                        -----------------------
                                        Arthur Bernstein, Executive Vice
                                        President, Principal Financial Officer