Form 10QSB/A
period 1998-12-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1999-03-15
CIK 854937

                         SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C. 20549


                                    FORM 10-QSB/A

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

                                                              December 31, 1998         JUNE 30, 1998
                                                                  (UNAUDITED)              (AUDITED)
ASSETS

Cash and cash equivalents                                            $  (442,645)          $   73,751
Short term investments                                                         0                    0
Accounts receivable, net trade                                         2,582,352              938,130
Note Receivable                                                          200,000                    0
Receivable from related parties                                          289,584               47,778
Prepaid expenses                                                         212,208                    0
Film costs, net                                                        1,484,006            1,189,392
Fixed assets, net                                                        153,894              182,473
Covenant not to compete                                                        0              115,000
Acquisition Costs                                                        109,269                    0
Goodwill                                                                 749,785                    0
Other assets                                                              -                   179,167
                                                                     -----------          -----------
TOTAL ASSETS                                                         $ 5,338,453          $ 2,725,691
                                                                     -----------          -----------
                                                                     -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $3,732,853        $     335,712
Obligations under capital leases                                          42,658               70,905
Dividends payable                                                        106,250              106,250
Deferred income                                                          131,543                    0
Notes payable                                                            349,260               84,346
                                                                     -----------         ------------
TOTAL LIABILITIES                                                     $4,362,564         $    597,213
Shareholders' equity:

Preferred Stock, $.001 par value, authorized 20,000,000 shares
  Series A Preferred Stock, $.001 par value, authorized
  1,000,000 shares; issued and outstanding 1,000,000 shares                1,000                1,000
  Series B Preferred Stock, $.001 par value, authorized 1,375,662
  shares; none issued and outstanding                                          0                    0
  Series D Preferred Stock, $.001 par value, authorized 50,000
  shares; issued and outstanding 50,000 shares                                50                    0
  Series E Preferred Stock, $.001 par value, authorized 500,000
  shares; issued and outstanding 25,000 shares                                25                    0
  Series F Preferred Stock, $.001 par value, authorized 500,000
  shares; issued and outstanding 75,000 shares                                75                    0
Common Stock, $.001 par value, authorized 50,000,000 shares;
  issued and outstanding 7,876,647 and 6,672,943 shares                    7,877                6,673
Additional paid-in capital                                            24,984,855           23,411,349
Accumulated deficit and dividends                                    (23,007,801)         (20,280,352)
Treasury stock, 93,536 shares at cost                                 (1,010,192)          (1,010,192)
                                                                    ------------         ------------
Net shareholders' equity                                              $  975,889         $  2,128,478
                                                                    ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $5,338,453         $  2,725,691
                                                                    ------------         ------------
                                                                    ------------         ------------


              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                       1998                   1997
Revenues                                                     $      108,965           $     7,691,057

Costs related to revenues:

  Amortization of film costs                                              0                 5,666,079
  Costs of projects sold                                             88,824                         0
                                                             ---------------          ----------------

  Net Revenues                                                       20,141                 2,024,978

General and administrative expenses                               1,397,038                 1,669,732
                                                             ---------------          ----------------

  Operating income (loss)                                        (1,376,897)                  355,246

Other income (expenses):

Acquisition expense                                                                          (180,498)

Interest Income                                                           0                    37,000

Amortization of Goodwill                                            (41,000)                        0

Amortization of Acquisition Costs                                    (6,070)                        0

Settlement expense                                                  (80,500)                  (69,000)
                                                             ---------------          ----------------


  Net other income (expense)                                       (127,570)                 (212,498)
                                                             ---------------          ----------------


  Net income (loss)                                              (1,504,467)                 (142,748)

Provision for income taxes                                           10,950                         0
                                                             ---------------          ----------------

  Net income (loss)                                              (1,515,417)                  142,748

Dividend requirement on Series A Preferred Stock                   (106,250)                 (106,250)
                                                             ---------------          ----------------


Net income (loss) applicable to common
  shareholders                                                  ($1,621,667)               $   36,498
                                                             ---------------          ----------------
                                                             ---------------          ----------------


Net income (loss) per share (basic and diluted)                      ($.377)                     $.02

Average common shares
   outstanding (basic and diluted)                                7,228,027                18,839,036
                                                             ---------------          ----------------

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

               THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

                                      SERIES  SERIES   SERIES   SERIES    SERIES    SERIES
                           PREFERRED    D        D        E        E         F         F
                             STOCK    SHARES    AMT    SHARES     AMT     SHARES     AMOUNT
                           ---------- ------- -------- -------- -------- ---------- ---------
Balance,
June 30, 1998                $1,000

Issuance of common
shares in payment of
dividends on Series A
Preferred Stock

Issuance of common
shares in connection
with the acquisition of
MWI

Issuance of Series D                  50,000  $50
Preferred Stock

Issuance of Series E
Preferred Stock                                         25,000  $25

Issuance of Series F
Preferred Stock                                                          75,000     $75

Net loss

Dividends on Series
A Preferred Stock

-------------------------  --------- ------- -------- -------- -------- ---------- ---------
Balance,
December 31, 1998            $1,000   50,000  $50       25,000  $25      75,000     $75

Less:
Treasury Stock



NET SHAREHOLDERS' EQUITY




                                                 ADDITIONAL
                             COMMON     STOCK     PAID-IN    ACCUMULATED
                             SHARES     AMOUNT    CAPITAL      DEFICIT
                            ---------- --------- ---------- ------------- ----------
Balance,
June 30, 1998               6,672,943  $6,673   $23,411,349 ($20,280,352) $3,138,670

Issuance of common
shares in payment of
dividends on Series A
Preferred Stock                               0                                    0

Issuance of common
shares in connection
with the acquisition of     1,203,704  $1,204       823,581                 $824,785
MWI

Issuance of Series D                                499,950                  500,000
Preferred Stock

Issuance of Series E
Preferred Stock                                     249,975                  250,000

Issuance of Series F
Preferred Stock                                                             $     75

Net loss                                                      (2,727,449) (2,727,449)

Dividends on Series
A Preferred Stock

-------------------------  ---------- --------- ----------- ------------  ----------
Balance,
December 31, 1998           7,876,647  $7,877   $24,984,855 ($23,007,801) $1,986,081

Less:
Treasury Stock                (93,536)                                    (1,010,192)



NET SHAREHOLDERS' EQUITY    7,783,111                                      $ 975,889



              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               THE PRODUCERS ENTERTAINMENT GROUP LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                       SIX MONTHS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                          1998                1997
                    CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 $   (2,727,449)       $   419,843

                   ADJUSTMENTS TO RECONCILE NET (LOSS) TO
                  NET CASH (USED IN) OPERATING ACTIVITIES:

    Depreciation of fixed assets                                            28,579             18,673
    Amortization of film costs                                                   0          2,775,101
    Write off of projects in development                                         0                  0
    Amortization of Goodwill                                                75,000                  0
    Amortization of Acquisition Costs                                        5,320                  0
    Amortization of non-competition agreement                              115,000             69,000
    Decrease deferred tax asset                                                  0                  0
    Issuance of Common Stock in Settlement                                       0                  0

                CHANGES IN OPERATING ASSETS AND LIABILITIES:

    (Increase) decrease in accounts receivable                          (1,644,222)          (671,569)
    (Increase) decrease in other assets                                    179,167            (91,191)
    (Increase) decrease in notes receivable                               (200,000)                 0
    Increase (decrease) in accounts payable
        and accrued expenses                                             3,397,141            152,771
    (Increase) in prepaid expenses                                        (212,208)                 0
    Decrease (increase) in deferred revenues                               131,543           (163,567)
                                                                        ----------        -----------
    Net cash (used in) operating activities                               (852,129)         2,509,061
                                                                        -----------       -----------

                    CASH FLOWS FROM INVESTING ACTIVITIES:

    (Additions) to film costs, net                                        (294,614)        (4,573,448)
    Capital (expenditures) on equipment                                          0            (55,294)
    (Increase) in short term investments                                         0          2,698,568
    (Increase) in Goodwill                                                (824,785)                 0
    (Increase) decrease in receivables from related parties               (241,806)            35,000
    Increase (decrease) in obligations under capital leases                (28,247)                 0
    (Increase) in acquisition costs                                       (114,589)
                                                                        ----------        -----------
Net cash (used in) investing activities                                 (1,504,041)        (1,895,174)
                                                                        ----------        -----------

                    CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of Common Stock                                               824,785
    Proceeds from notes payable                                            264,914                  0
    Proceeds from borrowings                                                     0            416,000
    Issuance of Series "D" Preferred Stock                                 500,000                  0
    Issuance of Series "E" Preferred Stock                                 250,000                  0
    Issuance of Series "F" Preferred Stock                                      75
    (Payment) of cash dividends in Preferred Stock                               0           (106,250)
                                                                        ----------        -----------
Net cash provided by financing activities                                1,839,774            309,750
                                                                        ----------        -----------

Net increase (decrease) in cash                                           (516,396)           923,637
Cash and cash equivalents at beginning of period                            73,751          1,344,870
                                                                        ----------        -----------
Cash and cash equivalents at end of period.                              $(442,645)        $2,268,507
                                                                        ----------        -----------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

     Revenues for the three months ended December 31, 1998 were $108,965, a 98% decrease from $7,691,057 for the three months ended December 31, 1997. Revenues for the three months ended December 31, 1998 consisted of income from the
continuing international distribution of completed projects.   Revenues of
$7,691,057 for the three months ended December 31, 1997 consisted of revenues from production and distribution and $519,296 from personal management fees. The decrease in revenues was due primarily to the lack of television production and decreased international sales.

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

     General and administrative expenses for the three months ended December 31, 1998 were $1,397,038 compared to $1,669,732 for the three months ended December 31, 1997. The $293,694, or 17%, decrease in general and administrative expenses was due to the elimination of certain staff and related benefits of personnel in the Los Angeles office.

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

     TPEG reported a loss of $1,621,667 or $.377 per share in the three months ended December 31, 1998 compared to a profit of $36,498 or $.02 per share in the three months ended December 31, 1997. The income (loss) for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of weighted average common shares outstanding decreased to 7,228,027 as of the three months ended December 31, 1998 from 18,839,036 as of the three months ended December 31, 1997 due primarily to the reverse split of the Company's Common Stock. The calculation of weighted average common shares for both periods reflects the effect of the one-for-three stock split completed during the fourth quarter 1998.

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

     The Company is seeking to obtain additional external financing or capital. The Company's ability to rely on external sources of funds, rather than its own liquid resources, will be significant in determining the extent to which the Company will expand and diversify its production and distribution activities and its new business ventures. There is no assurance that such external sources of funds will be available to the Company or that, if available, the terms thereof will be at reasonable cost to the Company. No new agreements have been entered into for any such external financing as of the date of this Report. In July 1998, the Company secured access to a $5,500,000 equity-based line of credit with an institutional investor. The Company's ability to draw on this equity-based line of credit is subject to certain trading requirements. Through December 31, 1998, the Company has received $750,000 from the investor in exchange for the sale by the Company of Series D and Series E convertible preferred stock and the issuance of Series F convertible preferred stock to the investor. The Company is committed to use $2,000,000 of the equity-based line of credit, which is available to the Company, subject to certain restrictions, through August 2000. The holders of the Series D Preferred Stock are entitled to annual dividends of 6% (aggregating $30,000 annually assuming no conversion) and holders of the Company's Series E Preferred Stock are entitled to annual dividends of 6% (aggregating $15,000 annually assuming no conversion), all of which are payable quarterly in cash, or at the Company's option, in shares of Common Stock.

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


                                        THE PRODUCERS ENTERTAINMENT GROUP LTD.


Dated:   March 12, 1999                 /s/ IRWIN MEYER
                                        ---------------
                                        Irwin Meyer, Chief Executive Officer

Dated:   March 12, 1999                 /s/ ARTHUR H. BERNSTEIN
                                        -----------------------
                                        Arthur Bernstein, Executive Vice
                                        President, Principal Financial Officer