Form 10QSB
period 1999-03-31
PRODUCERS ENTERTAINMENT GROUP LTD
filed 1999-05-24
CIK 854937

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934.

                             ----------------------

For Quarter Ended MARCH 31, 1999                Commission file number 0-18410
                  --------------                                       -------

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               95-4233050
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employee
 incorporation or organization)                              Identification No.)

        5757 Wilshire Blvd., PH1, Los Angeles, CA                   90036
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

                             YES   X       NO
                                 ------       ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       COMMON STOCK, $.001 PAR VALUE--11,869,269 SHARES AS OF MAY 13, 1999
       -------------------------------------------------------------------

Part 1. Financial Information
Item 1. Financial Statements

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                MARCH 31, 1999    JUNE 30, 1998
                                                 (UNAUDITED)        (AUDITED)
ASSETS
Cash and cash equivalents                             ($47,086)         $73,751
Accounts receivable, net trade                       2,222,319          938,130
Note Receivable                                        200,000                0
Receivable from related parties                        257,747           47,778
Prepaid expenses                                        39,487                0
Film costs, net                                      1,484,006        1,189,392
Fixed assets, net                                      153,894          182,473
Covenant not to compete                                      0          115,000
Acquisition Costs                                      103,199                0
Goodwill                                               708,785                0
Investment in Pacific Softworks - at cost              500,000                0
Investment in flowersandgifts.com - at cost            300,000                0
Other Assets                                           906,449          179,167
                                               ---------------- ----------------
TOTAL ASSETS                                        $6,028,800       $2,725,691
                                               ================ ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses               $2,554,644         $335,712
Obligations under capital leases                        28,474           70,905
Dividends payable                                      106,250          106,250
Deferred Income                                        131,543                0
Notes payable                                                0           84,346
                                               ---------------- ----------------
TOTAL LIABILITIES                                   $2,820,910         $597,213
Shareholders' equity:
Preferred Stock, $.001 par value, authorized
20,000,000 shares
  Series A Preferred Stock, $.001 par value,
  authorized 1,000,000 shares; issued and
  outstanding 1,000,000 shares                           1,000            1,000
  Series B Preferred Stock, $.001 par value,
  authorized 1,375,662 shares; none issued
  and outstanding                                            0                0
  Series D Preferred Stock, $.001 par value,
  authorized 50,000 shares; issued and
  outstanding 50,000 shares                                 50                0
  Series E Preferred Stock, $.001 par value,
  authorized 500,000 shares; issued and
  outstanding 25,000 shares                                200                0
  Series F Preferred Stock, $.001 par value,
  authorized 500,000 shares; issued and
  outstanding 75,000 shares                                 75                0
Common Stock, $.001 par value, authorized
  50,000,000 shares; issued and outstanding
  7,876,647 and 6,672,943 shares                         7,877            6,673
Additional paid-in capital                          26,709,680       23,411,349
Accumulated deficit and dividends                  (22,500,800)     (20,280,352)
Treasury stock, 93,536 shares at cost               (1,010,192)      (1,010,192)
                                               ---------------- ----------------
Net shareholders' equity                            $3,207,890       $2,128,478
                                               ================ ================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $6,028,800       $2,725,691
                                               ================ ================

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 1999              1998

Revenues                                    $          0    $   6,196,754
Costs related to revenues:
  Amortization of film costs                           0        3,980,910
  Costs of projects sold                               0          532,800
                                            ------------------------------
  Net Revenues                                         0        1,683,044
General and administrative expenses              381,840        1,370,219
                                            ------------------------------
  Operating income (loss)                       (381,840)         312,825
Other income (expenses):
Acquisition expense                                    0          (12,700)
Recovery of Expenses                           1,042,310                0
Interest income                                        0           11,092
Amortization of Goodwill                         (41,000)               0
Amortization of Acquisition Costs                 (6,070)               0
Settlement expense                                     0          (69,000)
                                            ------------------------------
  Net other income (expense)                     995,240          (74,582)
                                            ------------------------------
  Net income (loss)                              613,400          238,243
Provision for income taxes                             0                0
                                            ------------------------------
  Net income (loss)                              613,400          238,243
Dividend requirement on Series A Preferred
  Stock                                         (106,250)        (106,250)
                                            ==============================
Net income (loss) applicable to common
  shareholders                              $    507,150       $  131,993
                                            ==============================
Net income (loss) per share (basic and
  diluted)                                          $.05             $.02
Average common shares
  outstanding (basic and diluted)             10,061,725        6,335,976
                                            ------------------------------


              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

                                               NINE MONTHS ENDED MARCH 31,
                                               ---------------------------
                                                 1999              1998

Revenues                                    $    1,142,188   $    18,276,403
Costs related to revenues:
  Amortization of film costs                       817,946        12,422,090
  Costs of projects sold                             1,348           604,218
                                            ---------------------------------
  Net Revenues                                     322,894         5,250,095
General and administrative expenses              3,001,561         3,997,429
                                            ---------------------------------
  Operating income (loss)                       (2,678,667)        1,252,666
Other income (expenses):
Acquisition expense                                 (6,695)         (299,380)
Recovery of Expenses                             1,042,310                 0
Interest income                                          0           458,522
Amortization of Goodwill                          (116,000)                0
Amortization of Acquisition Costs                  (11,391)                0
Settlements expense                               (115,000)         (207,000)
                                            ---------------------------------
  Net other income (expense)                       793,224          (451,832)
                                            ---------------------------------
  Net income (loss)                             (1,885,443)          800,834
Provision for income taxes                          16,254                 0
                                            ---------------------------------
  Net income (loss)                             (1,901,697)          800,834
Dividend requirement on Series A Preferred
Stock                                             (318,750)         (318,750)
                                            ---------------------------------
Net income (loss) applicable to common
  shareholders                                 ($2,220,447)         $482,084
                                            =================================
Net income (loss) per share (basic and
diluted)                                             ($.25)             $.08
Average common shares
  outstanding (basic and diluted)                9,021,640         6,290,871
                                            ---------------------------------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                              SERIES  SERIES   SERIES   SERIES  SERIES  SERIES
                                   PREFERRED     D       D        E       E       F       F
                                     STOCK    SHARES    AMT    SHARES    AMT    SHARES  AMOUNT
                                   ---------  ------  ------   -------  ------  ------  ------
 Balance,
 June 30, 1998                        $1,000
 Issuance of common shares in
 payment of dividends on Series A
 Preferred Stock
 Issuance of common shares in
 connection with the acquisition
 of MWI
 Issuance of Series D
 Preferred Stock                              50,000     $50
 Issuance of Series E
 Preferred Stock                                               200,000    $200
 Issuance of Series F
 Preferred Stock                                                                75,000     $75
 Net Loss
 Dividends on Series
 A PREFERRED STOCK
 -----------------                 ---------  ------  ------   -------  ------  ------  ------
 Balance,
 March 31, 1998                       $1,000  50,000     $50   200,000    $200  75,000     $75
 Less:
 Treasury Stock

 NET SHAREHOLDER'S EQUITY


                                                          ADDITIONAL      ACCUMU-
                                    COMMON    STOCK        PAID-IN        LATED
                                    SHARES    AMOUNT       CAPITAL        DEFICIT
                                   ---------  -------
 Balance,
 June 30, 1998                     6,672,943   $6,673    $23,411,349  ($20,280,352)   $ 3,138,670
 Issuance of common shares in
 payment of dividends on Series
 A Preferred Stock                                  0                                           0
 Issuance of common shares in
 connection with the acquisition
 of MWI                            1,203,704   $1,204        823,581                   $  824,785
 Issuance of Series D
 Preferred Stock                                             499,950                      500,000
 Issuance of Series E
 Preferred Stock                                           1,974,800                    1,975,000
 Issuance of Series F
 Preferred Stock                                                                       $       75
 Net Loss                                                               (2,220,447)    (2,220,447)
 Dividends on Series
 A PREFERRED STOCK
 -----------------                 ---------   ------    -----------  --------------  -----------
 Balance,
 March 31, 1998                    7,876,647   $7,877    $26,709,680  ($22,500,799)    $4,218,083
 Less:
 Treasury Stock                      (93,536)                                          (1,010,192)
 NET SHAREHOLDER'S EQUITY          7,783,111                                           $3,207,891

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED MARCH 31,
                                                           1999               1998
                                                   ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $      (2,220,447)  $    800,834

ADJUSTMENTS TO RECONCILE NET (LOSS) TO
NET CASH (USED IN) OPERATING ACTIVITIES:
  Depreciation of fixed assets                                 28,579         43,871
  Amortization of film costs                                        0     12,422,090
  Write off of projects in development                              0              0
  Amortization of Goodwill                                    116,000              0
  Amortization of Acquisition Costs                            11,391              0
  Amortization of non-competition agreement                   115,000        207,000
  Decrease deferred tax asset                                       0              0
  Issuance of Common Stock in Settlement                            0              0

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase) decrease in accounts receivable               (1,284,189)    (1,850,811)
  (Increase) decrease in other assets                         297,273         65,944
  (Increase) decrease in notes receivable                    (200,000)             0
  Increase (decrease) in accounts payable
     and accrued expenses                                   2,218,932       (216,143)
  (Increase) in prepaid expenses                             (212,208)             0
  Decrease (increase) in deferred revenues                    131,543         50,000
                                                    ------------------ --------------
  Net cash (used in) operating activities                    (998,126)    (2,700,940)
                                                    ------------------ --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Additions) to film costs, net                             (294,614)      (476,020)
  Company Acquisitions                                       (800,000)             0
  Capital (expenditures) on equipment                               0        (58,497)
  (Increase) in short term investments                              0     (2,869,020)
  (Increase) in investment for distribution
     subsidiary                                                     0       (140,493)
  (Increase) in Goodwill                                     (824,785)             0
  (Increase) decrease in receivables from related
     parties                                                 (261,806)        17,039
  (Increase) in related pry covenant not to compete                 0       (460,000)
  Increase (decrease) in obligations under capital
     leases                                                   (42,431)             0
  (Increase) in Acquisition Costs                            (114,589)             0
                                                    ------------------ --------------
Net cash (used in) investing activities                    (2,338,225)      (48,998)
                                                    ------------------ --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                                    931,035              0
  Proceeds from notes payable                                 (84,346)             0
  Proceeds from borrowings                                          0        496,000
  Issuance of Series "D" Preferred Stock                      500,000              0
  Issuance of Series "E" Preferred Stock                    1,868,750              0
  Issuance of Series "F" Preferred Stock                           75              0
  (Payment) of cash dividends on Preferred Stock                    0       (106,250)
                                                    ------------------ --------------
Net cash provided by financing activities                   3,215,514        315,000
                                                    ------------------ --------------




Net cash increase (decrease) in cash                         (120,837)      (411,315)
Cash and cash equivalents at beginning of period               73,751      1,344,870
                                                    ------------------ --------------
Cash and cash equivalents at end of period          $         (47,086) $     933,555
                                                    ------------------ --------------


              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Producers Entertainment Group Ltd. ("TPEG" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

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

     On January 21, 1999, the Company announced that it was in discussions with Messrs. Grosso and Jacobson whereby they would re-establish their private production company and resign as officers and directors of the Company. As part of this transaction, on January 19, 1999, Messrs. Grosso and Jacobson did resign from the Company and are expected to return a certain number of shares of the Company's common stock in exchange for certain of the Company's projects. The parties have entered into an agreement in principle whereby the Company would invest the sum of $575,000 in Messrs. Grosso and Jacobson's new company named Grosso-Jacobson Communications in exchange for the termination of their respective employment agreements as well as releasing each other from all obligations, including the promissory notes set forth in the Company's 10-QSB for the period ended December 31, 1998. Additionally, the Company shall be entitled to receive a 15% profit participation on those projects transferred to Messrs. Grosso and Jacobson's private production Company. As further consideration for this agreement, Messrs. Grosso and Jacobson agreed to return a total of 1,666,666 shares of TPEG Common Stock to the Company. As a result of this transaction the Company recognized the one time amount, set forth as Recovery of Expenses on the

Company's financial statements.

      On July 15, 1998, the Company acquired 100% of the outstanding capital stock of MWI Distribution, Inc., a California corporation ("MWI"), which is engaged in the international co-production and licensing of television and video programming, as well as merchandising. The acquisition was accomplished by merger. The consideration paid by the Company to the sole shareholders of MWI pursuant to the merger was paid through the issuance of a total of 1,203,704 shares of the Company's Common Stock valued at an issue price of $1.75 per share. In addition, the Company may have to pay additional consideration, in the form of Common Stock, to the stockholders of MWI, which payments are contingent upon the performance of MWI over a period of time. Under the terms of the Merger Agreement, the stockholders of MWI could have received up to an additional 109,428 shares of Common Stock if the Common Stock Average Price, as defined in the Merger Agreement, does not equal or exceed $3.80 per share between July 15, 1998 and June 30, 1999. On January 20, 1999, the Company announced that it was interested in selling this subsidiary. The Company is not in discussions at this time regarding this sale. On January 21, 1999, one of the stockholders, Thomas Daniels and the Company entered into an agreement in principle whereby Mr. Daniels would be granted the option to purchase 500,000 shares of the Company's Common Stock at a price equal to $0.82 per share, in exchange for the relinquishment of Daniels' opportunity to receive the additional shares listed above.

(2)  GOODWILL

      Goodwill related to the acquisition of MWI is being amortized over a period of five years.

(3)  DIVIDEND ON SERIES A PREFERRED STOCK

      For the three months ended September 30, 1998 and December 31, 1998, the Company issued shares of its Common Stock at a combined market value equivalent to $212,000, representing the $106,250 quarterly dividend required to be paid on the Series A Preferred Stock for each of the quarters ended September 30, 1998 and December 31, 1998. For the three months ended March 31, 1999, the Company will issue shares of its Common Stock at a market value equivalent to $106,250 for the quarterly dividend required to be paid on the Series A Preferred Stock.

(4)  LOSS PER SHARE

      Loss per share for the three-month period ended March 31, 1999 has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on March 31, 1999.

(5)  STOCK OPTIONS AND WARRANTS

      The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company has made several grants of options for the period ended March 31, 1999. At March 31, 1999 there were options to acquire 2,670,665 shares outstanding at exercise prices ranging from $0.82 per share to $24.00 per share of Common Stock.

      In connection with the Company's offering in 1996, the Company issued 5,100,000 Warrants to purchase 5,100,000 shares of common stock at an exercise price of $1.75 per share (or one warrant for one share of Common Stock). These warrants trade on the Nasdaq Small Cap market under the symbol "TPEGW". In April 1998, the Company's stockholders approved a 1-for-3 reverse stock split of the Company's Common Stock. Pursuant to the terms of the Warrant Agreement governing the warrants, the terms of the warrants were automatically adjusted so that the 5,100,000 warrants outstanding can now be exercised to purchase 1,700,00 shares of Common Stock in the aggregate at $5.25 per share. Therefore, in order to acquire one share of stock, a warrant holder must exercise three warrants and pay an aggregate exercise price of $5.25.


(6)   RELATED PARTY TRANSACTIONS

      As of the period ended March 31, 1999, the Company issued a promissory note to Mountaingate Productions, LLC, an affiliate of Irwin Meyer, Chief Executive Officer and Co-Chairman of the Board of Directors of the Company, for the sum of $50,384.60, which represents amounts owed to Mountaingate Productions, LLC under its production agreement with the Company. The promissory note bears interest at the rate of ten percent (10%) per annum.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things, the integration of the acquisition of MWI, trends affecting the Company's financial condition and the Company's future business and strategies. The stockholders of TPEG are cautioned not to put undue reliance on these forward-looking statements. Such forward-looking statements involve risks and uncertainties, including the number of the Company's projects in development that result in completed productions, the lapse in time between the expenditures made by the Company and the receipt of cash and the Company's ability to change the direction of the Company. Other risk factors include the competition in the internet industry, the status of the Company's liquidity in future fiscal periods, the Company's ability to integrate the acquisition of MWI and factors that generally affect the internet and e-commerce industries, as well as economic, political, regulatory, technological and public taste environments. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed herein and under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

      In December, 1998, the Company commenced a restructuring of its operations in order to redirect its primary revenue sources. It determined that it would seek opportunities in the internet and e-commerce sectors.

     The Company has retained the services of Strategic Capital Consultants to advise and assist the Company in locating acquisitions in the internet and e-commerce industries. During the quarter ended March 31, 1999, the Company made two investments in internet-related companies. On February 4, 1999, the Company announced that it made an initial investment in flowersandgifts.com, a storefront on the Internet to sell flowers and gifts. The Company has executed an agreement with flowersandgifts.com to acquire up to $1,000,000 of common stock in the aggregate, subject to certain conditions. The initial investment was $200,000 for 100,000 shares, representing approximately 2% of the outstanding common stock of flowersandgifts.com. Additionally, the Company has the right to purchase up to an additional $1,000,000 in common stock of flowersandgifts.com at a price of $2.10 per share. The Company then invested the sum of $100,000 for an additional 50,000 shares of the common stock. Subsequently, on February 24, 1999, the Company entered into a Stock Sale Agreement with Pacific Softworks, Inc. ("Pacific") to purchase 100,000 restricted shares of Pacific's common stock for the total sum of $500,000. The Company has executed an agreement with Pacific to acquire up to an additional 100,000 of common stock in the aggregate at a price of $6.00 per share, subject to certain conditions.

      In view of the diminished revenue resulting from the discontinuance of certain television production and distribution activities, the Company has focused on the following areas in order to generate working capital over the next twelve months: collection of current accounts receivables; revenues to be derived from two made-for-television movies currently in development and additional equity financings currently being negotiated.

      It is the Company's intention to seek a strategic alliance, acquisition, or merger, that would enable it to generate revenues sufficient to operate profitably, although there can be no assurance that any such alliance, acquisition or merger will be successful. Since the Company's experience has been in the entertainment industry, it is focusing primarily on enabling technologies in the converging telecommunications, cable, satellite, e-commerce, entertainment and on-line industries.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      Revenues for the three months ended March 31, 1999 was $0.00, a 100% decrease from $6,196,754 for the three months ended March 31, 1998. The Company had no revenues for the three months ended March 31, 1999 from its television and international distribution activities. Revenues of $6,196,142 for the three months ended March 31, 1998 consisted of revenues from television production and distribution activities and $353,223 from personal management fees. The decrease in revenues was due to the lack of television production and decreased international sales, as well as the elimination of the personal management operation.

      Amortization of film costs for the three months ended March 31, 1999 and March 31, 1998 was $0.00 and $3,980,910, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the amortization of projects and reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

      Cost of sales for the three months ended March 31, 1999 and March 31, 1998, was $0.00 and $532,800, respectively. Cost of sales as a percentage of total revenues decreased from 9% for the three months ended March 31, 1998 to 0% for the three months ended March 31, 1999.

      General and administrative expenses for the three months ended March 31, 1999 were $381,840 compared to $1,370,219 for the three months ended March 31, 1998. The $988,379, or 72%, decrease in general and administrative expenses was due to (i) the elimination of certain staff and related benefits of television production, international sales and talent management personnel in the Los Angeles office, and (ii) a non-recurring credit for accrued expenses which have been reversed.

      During the three months ended March 31, 1999, the Company recorded no additional amortization related to a November 4, 1996 non-competition agreement with a former officer and director since such cost was fully amortized as of December 31, 1998.

     During the three months ended March 31, 1999, TPEG recorded no interest income. During the three months ended March 31, 1998, interest income of $11,092 consisted of interest income earned on temporary cash investments. During the three months ended March 31, 1999, TPEG recorded a recovery of expenses in the amount of $1,042,310 in connection with the Grosso-Jacobson transaction described in Note 1.

      TPEG reported a profit of $507,150 or $.05 per share in the three months ended March 31, 1999 compared to a profit of $131,993 or $.02 per share in the three months ended March 31, 1998. The income for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of average common shares outstanding increased to 10,061,725 as of the three months ended March 31, 1999 from 6,335,976 as of the three months ended March 31, 1998 due primarily from the sale of securities to The Augustine Fund, LP and the issuance of Common Stock in connection with the purchase of MWI. The calculation of average common shares for both periods reflects the effect of the one-for-three stock split completed during the fourth quarter 1998.

NINE MONTHS ENDED MARCH 31, 1999, COMPARED TO NINE MONTHS ENDED MARCH 31, 1998.

      Revenues for the nine months ended March 31, 1999 were $1,142,188, a 94% decrease from $18,276,403 for the nine months ended March 31, 1998. Revenues for the nine months ended March 31, 1999 consisted of income from the continuing international distribution of completed projects. Revenues of $1,142,188 for the nine months ended March 31, 1999 consisted of revenues from production, distribution, and talent management. The decrease in revenues was due to a reduction in production or international distribution activities and the elimination of the talent management activities.

      Amortization of film costs for the nine months ended March 31, 1999 and March 31, 1998 was $0.00 and $12,422,090, respectively, and was computed using the Individual Film Forecast Method. The difference in amortization as a percentage of total revenues related to the amortization of projects and reflects the mix of projects in which TPEG has no expectation of additional revenues that are amortized at 100% of cost and projects in which TPEG has retained distribution rights held for future sale that are amortized according to the Individual Film Forecast Method.

      Cost of sales for the nine months ended March 31, 1999 and March 31, 1998, was $0.00 and $604,218, respectively.

      General and administrative expenses for the nine months ended March 31, 1999 were $3,001,561 compared to $3,974,429 for the nine months ended March 31, 1998. The $3,592,589 decrease in general and administrative expenses was due to a reduction in overhead and the discontinuation of certain television and personal management operations.

      During the nine months ended March 31, 1999, the Company recorded ($184,000) of amortization related to a November 4, 1996 non-competition agreement with a former officer and director, which cost was fully amortized as of December 31, 1998.

     During the nine months ended March 31, 1999, TPEG recorded no interest income. During the nine months ended March 31, 1998, interest income of $58,522 consisted of interest income earned on temporary cash investments. During the three months ended March 31, 1999, TPEG recorded a recovery of expenses in the amount of $1,042,310 in connection with the Grosso-Jacobson transaction described in Note 1.

      TPEG reported a loss of $2,220,447 or ($.25) per share in the nine months ended March 31, 1999 compared to a profit of $482,084 or $.08 per share in the nine months ended March 31, 1998. The income (loss) for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of average common shares outstanding increased to 9,021,640 as of the nine months ended March 31, 1999 from 6,290,871 as of the nine months ended March 31, 1998 due primarily to the sales of securities to The Augustine Fund and the issuance of Common Stock in connection with the Company's purchase of MWI. The calculation of weighted average common shares for both periods reflects the effect of the one-for-three stock split completed during the fourth quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1999, TPEG had decreased liquidity from the comparable period ended March 31, 1998 primarily as a result of a decrease in revenue. Cash and cash equivalents as of March 31, 1999 were ($47,086) and trade accounts receivable increased to $2,222,319. As of March 31, 1999, the Company had recorded accounts payable and accrued expenses of $2,554,644. In the comparable period ending March 31, 1998, the Company had $933,555 in cash and cash equivalents and $2,373,039 in trade accounts receivable available to provide payment for $674,624 in recorded accounts payable and accrued expenses.

      Management estimates that, as of March 31, 1999, the Company's cash commitments for the next twelve months will aggregate approximately $1,700,000. The figure includes (a) base compensation to its key officers, key independent contractors and key consultants of approximately $550,000 and (b) office rent of approximately $150,000.

      The Company also incurs other general and administrative costs such as staff salaries, employee benefits, employer taxes, premiums on insurance policies, marketing costs, office expenses, professional fees, consulting fees and other expenses. For the three months ended March 31, 1999, total cash general and administrative expenses for all categories aggregated approximately $381,840. In addition to general and administrative expenses, the required dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock and the Series E Preferred Stock may be paid either in shares of the Company's Common Stock or in cash.

      The Company's projected costs of operation will require additional funding in order to continue its operations and to establish other activities. The Company anticipates that funds raised in the course of the year will be used to further its internet-related projects and ventures. However, there can be no assurance that the Company will be able to raise adequate funds to continue operations. The actual utilization of excess working capital is subject to change based on the then present circumstances and management's evaluation of alternative projects. An inability to raise additional capital could prevent the Company from achieving its objectives and would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company is seeking to obtain additional external financing or capital. The Company's ability to rely on external sources of funds, rather than its own liquid resources, will be significant in determining the extent to which the Company will be able to seek those strategic alliances or acquisitions required to diversify itself in the internet and e-commerce industries. There is no assurance that such external sources of funds will be available to the Company or that, if available, the terms thereof will be at reasonable cost to the Company. No new agreements have been entered into for any such external financing as of the date of this Report. In July 1998, the Company secured access to a $5,500,000 equity-based line of credit with an institutional investor. The Company's ability to further draw on this equity-based line of credit is subject to stockholder approval, among other requirements. Through March 31, 1999, the Company has received approximately $2,500,000 from the investor in exchange for the sale by the Company of Series D and Series E convertible preferred stock and the issuance of Series F convertible preferred stock to the investor. Subject to the restrictions described above, the Company is committed to use $2,000,000 of the equity-based line of credit, which is available to the Company through August 2000. All of the Series D Preferred Stock issued has been converted into Common Stock. The holders of the Company's Series E Preferred Stock are entitled to annual dividends of 6%, all of which are payable quarterly in cash, or at the Company's option, in shares of Common Stock.

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

     The Company has assessed its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products. Based on this assessment, the Company believes that its hardware and software systems are Year 2000 compliant. The Company has begun to assess the embedded system contained in its leased equipment and expects to finish this assessment by the end of June 1999. At this time, the Company is uncertain whether the embedded systems contained in its leased equipment are ready for the Year 2000.

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

      The project is estimated to be completed not later than mid-1999. After completion of its Year 2000 assessment, the Company will develop contingency plans to reduce its Year 2000 exposure and expects to have such contingency plans in place by December 1999.

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


RISK FACTORS

RISKS ASSOCIATED WITH NEW BUSINESS STRATEGY

      During the quarter ended March 31, 1999, we announced our intention to expand our business in the internet and electronic commerce industries. The internet and electronic commerce industries are new, highly speculative and involve a substantial degree of risk. We retained the services of Strategic Capital Consultants to advise us in locating acquisition candidates. The internet and electronic commerce industries are a completely new business venture for us, a business in which we have never operated. None of our current executives, other than Barry Sandrew, our Chief Technology Officer, have experience operating internet-related companies. Although we believe that our experience in the entertainment business lends itself well to the industry, we cannot assure you that we will be able to operate successful businesses, or that we will invest in or acquire interests in companies which will be successful. If we are unable to locate acquisition targets, or if we are unable to consummate acquisitions of internet and electronic commerce companies or if we are unable to successfully integrate their businesses, there could be a material adverse effect on our business and financial condition.

      Our new business strategy will require substantial working capital. We have spent and will continue to spend substantial funds to locate appropriate acquisition candidates, to market our efforts and to establish an effective management team with experience in the internet and electronic commerce industries. We cannot assure you that we will be successful in any of these areas.

CERTAIN FACTORS AFFECT OUR LIQUIDITY AND CAPITAL RESOURCES

      Our cash commitments for the next 12 months include paying aggregate minimum base compensation of approximately $550,000 to our officers and key independent contractors and minimum office rent of approximately $150,000. We also incur overhead and other costs such as employee salaries, related benefits, office expenses, professional fees and similar expenses. For our fiscal year ended June 30, 1998, our general and administrative expenses, which include compensation and rent, totaled $4,151,252. Dividends on our outstanding Series A Preferred Stock aggregate $425,000 annually. We also pay dividends of 6% per annum on our outstanding Series E Preferred Stock. At our option, we may pay dividends on all series of preferred stock in shares of common stock or in cash. As a result of all of these expenses, we had an accumulated deficit of ($22,500,800) at March 31, 1999.

      At March 31, 1999, we had cash and cash equivalents of ($49,101) and accounts and contracts receivable of $2,222,319. At March 31, 1999, we also had accounts payable and accrued expenses of $2,554,644. Other than our sale of preferred stock, we have not arranged for external sources of financing such as bank lines of credit and cannot assure you that additional financing will be available on acceptable terms or at all.

WE HAVE INCURRED LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE

      For the fiscal years ended June 30, 1996, 1997 and 1998, we generated revenues of $5,367,498, $5,521,441 and $22,369,511, respectively, and incurred net losses of $1,447,666, $4,592,145 and $1,411,916, respectively (without giving effect to the payment in 1996, 1997 and 1998 of dividends of $425,000 annually, on the Series A Preferred Stock which we paid by issuing shares of common stock). As of March 31, 1999, we had an accumulated deficit of ($22,500,800). We cannot provide you any assurance that we will be profitable in future fiscal periods.

RISKS ASSOCIATED WITH INTEGRATION OF RECENT ACQUISITION

     In July 1998, we acquired MWI Distribution, Inc., which does business under the name MediaWorks International. On January 20, 1999, we announced that we are considering the sale of MediaWorks. If we continue to own MediaWorks, we must efficiently, effectively and timely integrate our operations with those of MediaWorks International. Combining these businesses will, among other things, require us to do the following:

     o  integrate management staffs;
     o  coordinate sales and marketing efforts;
     o  combine and organize purchasing departments; and
     o  identify and eliminate redundant overhead.

    Our management will need to devote considerable effort in fully integrating these businesses. We may experience difficulties associated with the integration and we may not be efficient or successful in doing so. Furthermore, even if we successfully combine the operations of the companies, we cannot assure you that we will be able to operate profitably.

WE FACE YEAR 2000 RISKS

    The Year 2000 issue is the result of computer programs being written using two digits instead of four to represent the year in a date field. Computer hardware and software applications that are date-sensitive may interpret a date represented as "00" to be the year 1900 rather than the year 2000. The results could include system failure, inability to process transactions or send invoices or other miscalculations causing a disruption in our operations.

    We have assessed our hardware and software systems, which are comprised only of an internal personal computer network and commercially available software products. Based on our assessment, we believe that our hardware and software systems will function properly with respect to dates in the year 2000 and beyond. We are also assessing the embedded system contained in our leased equipment, which we expect to complete by the end of June 1999. Currently, we are uncertain whether this embedded system is Year 2000 compliant. After we complete all of our Year 2000 assessments, we intend to develop contingency plans to reduce our Year 2000 exposure.

    In addition, we are contacting our key vendors and customers to determine if they have any significant Year 2000 exposures which would have an adverse affect on us and our business. We are not presently aware of any Year 2000 issues relating to these vendors and customers. However, we cannot assure you that these parties will not experience Year 2000 problems. If they do encounter such problems, they may not be able to solve them in a timely manner, which could adversely affect our financial condition.

    The Year 2000 issue presents numerous other risks that could adversely affect us, such as disruptions of service from third parties who provide us with electricity, water or telephone service. If these critical third party providers experience difficulties that result in disruptions of services to us, a shutdown of our operations at individual facilities could occur. Also, general uncertainty exists regarding the Year 2000 problem and its potential effect on the overall business environment and economies of the United States and other nations. As a result, we cannot determine at this time whether the Year 2000 problem will materially impact our operations or financial condition as a result of significant disruptions to these economies and/or business environment.

RISKS RELATED TO OUR INDUSTRIES

OUR INDUSTRIES ARE INTENSELY COMPETITIVE

    The television industry is highly competitive and involves a substantial degree of risk. We directly compete with many other television and motion picture producers which are significantly larger than us. These producers typically have financial and other resources which are far greater than those available to us now or in the foreseeable future. New technologies and the expansion of existing technologies in the television industry may further increase the competitive pressures on us. We cannot assure you that we will be successful in competing in the television field.

    The feature film industry is highly competitive and involves a substantial degree of risk. We currently compete with major film studios and other established independent producers of feature films. Most of our current and potential competitors in the film industry are significantly larger and have greater financial, marketing and other resources than us. We may not be able to compete successfully against these companies.

    Our success depends upon our ability to produce programming for television and theatrical release which will appeal to markets characterized by changing popular tastes. In light of the intense competition in our industry, we cannot give you assurance that we will continue to acquire and develop products which can be made into profitable made-for-television movies, television series or theatrical releases.

    If we are successful in entering the internet and electronic commerce industries, we expect to experience a similarly competitive environment, in which many large companies have substantially greater market presence, financial, technical, marketing and other resources.

EFFECT OF OUTSTANDING OPTIONS AND WARRANTS

    As of the date of this Report, we have granted options and warrants to purchase a total of 2,620,665 shares of common stock that have not been exercised. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, the terms upon which we will be able to obtain additional equity capital may be affected adversely, since we can expect the holders of the outstanding options and warrants to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on more favorable terms than those provided in the outstanding options and warrants.

EFFECT OF CONVERSION OF CONVERTIBLE PREFERRED STOCK

    In December 1994, we issued 1,000,000 shares of our Series A Preferred Stock, which pays an annual dividend of 8 1/2%. During 1998 and 1999, we issued 200,000 shares of our Series E Preferred Stock, which has a face value of $10.00 per share and pays an annual dividend of 6%. Of the shares of Series E Preferred Stock issued, the holder has converted 1,964,988 shares into common stock. At our option, we can pay the dividends on all series of our preferred stock in cash or in shares of common stock.

    Holders of our convertible preferred stock could convert their shares into common stock at any time in the future. This conversion would dilute the interests of our common stockholders. Additionally, since these shares of common stock will be registered for sale in the marketplace, future offers to sell such shares could potentially depress the price of our common stock. In the future, this could make it difficult for us or our stockholders to sell the common stock. Also, we may have problems obtaining additional equity capital on terms we like, since we can expect the holders of our convertible preferred stock to convert their shares into common stock at a time when we would, in all likelihood, be able to obtain any needed capital on more favorable terms than those provided by the convertible preferred stock.

POSSIBLE ISSUANCE OF PREFERRED STOCK; ANTITAKEOVER PROVISIONS OF OUR CERTIFICATE OF INCORPORATION

    Our Certificate of Incorporation permits our Board of Directors to issue up to 20,000,000 shares of "blank check" Preferred Stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. We have issued 1,000,000 shares of Series A Preferred Stock, 50,000 shares of Series D Preferred Stock, 200,000 shares of Series E Preferred Stock and 250,000 shares of our Series F Preferred Stock. We have reserved for issuance an additional 300,000 shares of Series A Preferred Stock, 300,000 shares of Series E Preferred Stock and 300,000 shares of Series F Preferred Stock. In January 1999, our Board of Directors authorized the issuance of 3,000,000 shares of Series C Preferred Stock. Additional issuances of preferred stock with voting and conversion rights could adversely affect the rights of our common stockholders by, among other things, causing them to lose their voting control to others. Such an issuance could also delay, defer or prevent a change in our control, even if these actions would benefit our stockholders.

    We are also subject to Section 203 of the Delaware General Corporation Law which generally prohibits us from engaging in any business combination with any interested stockholder for three years following the date that such stockholder became "interested." Generally, an interested stockholder is any entity or person who beneficially owns 15% or more of a corporation's outstanding voting stock and any entity or person affiliated with, controlling or controlled by such entity or person. These provisions could discourage others from making tender offers for our shares of common stock. Consequently, they may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions could also prevent changes in our management, even if such changes would be in the best interest of our stockholders.

ABSENCE OF DIVIDENDS ON COMMON STOCK; ANNUAL CASH DIVIDENDS ON SERIES A PREFERRED STOCK, AND SERIES E PREFERRED STOCK

    We have never paid cash dividends on our common stock and we do not expect to pay these dividends in the foreseeable future. Holders of our Series A Preferred Stock are entitled to annual dividends of 8 1/2% (aggregating $425,000 annually, assuming no conversion); holders of our Series E Preferred Stock are entitled to annual dividends of 6%. We pay these dividends quarterly, in cash or in shares of our common stock. For the foreseeable future, we anticipate that we will retain all of our cash resources and earnings, if any, for the operation and expansion of our business, except to the extent required to satisfy our obligations under the terms of the Series A and Series E Preferred Stock.

OUR STOCK PRICE HAS BEEN VOLATILE

    The market price of our common stock has been, and is likely to continue to be, highly volatile. Factors such as our competitors' announcements, or our announcements concerning our financial results may significantly impact the market price of our securities. Further, we cannot assure you that the market will react favorably to our efforts to expand our efforts in the internet and electronic commerce industries. Any announcement we make could significantly affect the market price of our common stock.




                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

THE PRODUCERS ENTERTAINMENT GROUP LTD. AND MWI DISTRIBUTION, INC. V. CRAIG SUSSMAN, Before The American Arbitration Association, No. 72 160 00256 99.

      On March 22, 1999, The Producers Entertainment Group ("TPEG") and MWI Distribution, Inc., a wholly owned subsidiary of TPEG ("MWI"), filed a demand for arbitration against Craig Sussman for breach of his employment agreement with TPEG Merger Co., the predecessor-in-interest to MWI. TPEG and MWI allege that Mr. Sussman engaged in serious misconduct while he was Chief Executive Officer which entitled TPEG and MWI to terminate Mr. Sussman's employment agreement for cause. Damages are in an amount to be determined. TPEG and MWI are seeking declaratory relief that Mr. Sussman's misconduct amounts to breach of his obligations and constitutes cause for termination under the agreement and that in March 1999, TPEG and MWI did terminate Mr. Sussman's employment agreement "for cause." In response to these claims, Mr. Sussman claims that TPEG and MWI have breached their obligations to him under the agreement and believe he is entitled to be compensated under his employment agreement. Craig Sussman has not filed a response to TPEG's and MWI's demand for arbitration and is taking the position, with which TPEG and MWI do not agree, that the matter at issue does not fall within the mandatory arbitration provision of his employment agreement. An arbitrator has yet not been selected to preside over this matter. Due to the early stage of litigation and the fact that investigations are ongoing, it is not possible at this time to predict the outcome of this case.

JERRY KATZ V. SUSSMAN, ET. AL.
------------------------------
Los Angeles County Superior Court, Case No. BC 203956

      On January 19, 1999, Jerry Katz filed suit against The Producers Entertainment Group ("TPEG"), TPEG Merger Co. ("Merger Co."), MWI Distribution, Inc. ("MWI") and several individual defendants, including Craig Sussman, Tom Daniels, Irwin Meyer, Larry Jacobson, Salvatore Grosso and Arthur Bernstein. Plaintiff's alleged causes of action include breach of contract, fraud and other tort claims.

      The lawsuit is based primarily on alleged events arising prior to TPEG's acquisition of MWI in July 1998. Mr. Katz alleges that in February 1997, he entered into a letter of understanding with Craig Sussman and Tom Daniels, who were then the sole shareholders and officers of MWI, whereby he would set up a company named MediaSat to license MWI's product in foreign markets to a list of approved broadcasters in return for a monthly draw of $2,500 against net profits and a 49% interest in MediaSat. This transaction was for an initial period of 6 months commencing on March 18, 1998. The partnership agreement also allegedly provided that Mr. Katz would continue to receive commissions from certain earnings by MWI as a result of introductions by Mr. Katz. Mr. Katz claims that in acquiring MWI, TPEG acquired all contractual rights to which MediaSat was a party without his consent, and that the value of contracts to which MediaSat was a party was a significant consideration in determining the value of the merger. TPEG does not deny the limited relationship between Mr. Katz and MWI; however, the Company believes, based on actual completed sales attributable to Mr. Katz that no money may be due to him under the letter of understanding. In this lawsuit, Mr. Katz asserts various causes of action against the defendants in an effort to recover lost earnings, other ancillary benefits, and stock ownership in TPEG, which he claims is over $1 million. Since the Company was not a party to the letter of understanding with Mr. Katz, Mr. Daniels and Mr. Sussman and have no contractual relationship with Mr. Katz regarding the receipt by Mr. Katz of any shares resulting from the merger, the Company has answered the complaint and asserted various affirmative defenses. Plaintiff has served an initial set of discovery, but TPEG has not responded. Due to the early stage of litigation and the fact that investigations are ongoing, it is not possible at this time to predict the outcome of this case.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            (c) The Company and Strategic Capital Consultants entered into a Securities Purchase Agreement, dated as of January 14, 1999 (the "Strategic Agreement"), pursuant to which Strategic purchased 1,700,000 shares of the Series C Convertible Preferred Stock, par value $0.001 per share (the "Series C Convertible Preferred Stock") for a purchase price of $1,700.00. Strategic serves as the Company's financial advisor. All 1,700,000 shares of the Series C Convertible Preferred Stock are convertible at a fixed rate of $0.50 per share. As of the effective date of the Strategic Agreement, the conversion price for the shares of the Series C Convertible Preferred Stock was above market value. The closing sales price of the Company's Common Stock on January 14, 1999 was $0.3125. The sale of securities was deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

            The Company and Mountaingate Productions ("Mountaingate") entered into a Securities Purchase Agreement, dated as of January 14, 1999 (the "Mountaingate Agreement"). Mountaingate purchased for $1,300.00, 1,300,000 shares of the Series C Convertible Preferred Stock convertible at a fixed rate of $0.50 per share. Mountaingate has provided production services to the Company since October 1, 1995. Mountaingate is owned by Alison Meyer Marcus and Patricia Meyer, Mr. Irwin Meyer's adult children. Mr. Meyer has no direct or indirect beneficial interest in Mountaingate. As of the effective date of the Mountaingate Agreement, the conversion price for the shares of each of the Series C Convertible Preferred Stock, convertible at $0.50, was above market value. The closing sales price of the Company's Common Stock on January 14, 1999 was $0.3125. The sale of securities was deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A

      (a)  EXHIBITS
          10.1 Securities Purchase Agreement with Strategic Capital Consultants, dated as of January 14, 1999.
          10.2 Securities Purchase Agreement with Mountaingate Productions, LLC, dated as of January 14, 1999.
          27.1 Financial Data Schedule

      (b)  Reports on Form 8-K

            None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                     --------------------------------------
                                  (Registrant)

  Dated:   MAY 24, 1999       /S/ IRWIN MEYER
           ------------       ---------------
                              Irwin Meyer, Chief Executive Officer

  Dated:   MAY 24,1999        /S/ ARTHUR H. BERNSTEIN
           -----------        -----------------------
                              Arthur Bernstein, Executive Vice  President,
                              Principal Financial Officer