Form 10QSB/A
period 1999-03-31
IAT RESOURCES CORP
filed 1999-06-10
CIK 854937

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB/A


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934.

                             ----------------------

For Quarter Ended MARCH 31, 1999                Commission file number 0-18410
                  --------------                                       -------

                            IAT RESOURCES CORPORATION
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

                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       COMMON STOCK, $.001 PAR VALUE--11,869,269 SHARES AS OF MAY 13, 1999
       -------------------------------------------------------------------

Part 1. Financial Information
Item 1. Financial Statements


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                MARCH 31, 1999    JUNE 30, 1998
                                                 (UNAUDITED)        (AUDITED)
ASSETS

Cash and cash equivalents                             ($47,086)         $73,751
Accounts receivable, net trade                       2,222,319          938,130
Note Receivable                                        200,000                0
Receivable from related parties                        257,747           47,778
Prepaid expenses                                        39,487                0
Film costs, net                                      1,484,006        1,189,392
Fixed assets, net                                      153,894          182,473
Covenant not to compete                                      0          115,000
Acquisition Costs                                      103,199                0
Goodwill                                               708,785                0
Investment in Pacific Softworks - at cost              500,000                0
Investment in flowersandgifts.com - at cost            300,000                0
Other Assets                                           106,450          179,167
                                               ---------------- ----------------
TOTAL ASSETS                                        $6,028,801       $2,725,691
                                               ================ ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses               $2,554,644         $335,712
Obligations under capital leases                        28,474           70,905
Dividends payable                                      106,250          106,250
Deferred Income                                        131,543                0
Notes payable                                                0           84,346
                                               ---------------- ----------------
TOTAL LIABILITIES                                   $2,820,911         $597,213
Shareholders' equity:
Preferred Stock, $.001 par value, authorized
20,000,000 shares
  Series A Preferred Stock, $.001 par value,
  authorized 1,000,000 shares; issued and
  outstanding 1,000,000 shares                           1,000            1,000
  Series B Preferred Stock, $.001 par value,
  authorized 1,375,662 shares; none issued
  and outstanding                                            0                0
  Series D Preferred Stock, $.001 par value,
  authorized 50,000 shares; issued and
  outstanding 50,000 shares                                 50                0
  Series E Preferred Stock, $.001 par value,
  authorized 500,000 shares; issued and
  outstanding 25,000 shares                                200                0
  Series F Preferred Stock, $.001 par value,
  authorized 500,000 shares; issued and
  outstanding 75,000 shares                                 75                0
Common Stock, $.001 par value, authorized
  50,000,000 shares; issued and outstanding
  7,876,647 and 6,672,943 shares                         7,877            6,673
Additional paid-in capital                          26,709,680       23,411,349
Accumulated deficit and dividends                  (22,500,800)     (20,280,352)
Treasury stock, 93,536 shares at cost               (1,010,192)      (1,010,192)
                                               ---------------- ----------------
Net shareholders' equity                            $3,207,890       $2,128,478
                                               ================ ================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $6,028,801       $2,725,691
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


                           IAT RESOURCES CORPORATION
               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
               ------------------------------------------------
                                  (Registrant)

  Dated:   JUNE 8, 1999       /S/ IRWIN MEYER
           ------------       ---------------
                              Irwin Meyer, Chief Executive Officer

  Dated:   JUNE 8,1999        /S/ ARTHUR H. BERNSTEIN
           -----------        -----------------------
                              Arthur Bernstein, Executive Vice  President,
                              Principal Financial Officer