Form 10KSB
period 1999-06-30
IAT RESOURCES CORP
filed 1999-10-13
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ____________ to ____________

                         Commission file number 0-18410

                            IAT RESOURCES CORPORATION
                 (Name of Small Business Issuer in its Charter)


                      DELAWARE                              95-4233050
           State or other jurisdiction of                 I.R.S. Employer
           incorporation or organization)              Identification Number)

      5757 WILSHIRE BOULEVARD, PENTHOUSE ONE,
              LOS ANGELES, CALIFORNIA                          90036
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

         Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year - $2,936,718.

         The aggregate market value of the voting stock held by non-affiliates based upon the average of the closing bid and asked prices of such stock as of September 29, 1999 as reported on the Nasdaq Small Cap Market was $18,632,821.

         As of September 29, 1999, there were 13,613,657 shares of common stock outstanding.

                           IAT RESOURCES CORPORATION

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
PART I
Item 1        Business.........................................................................................2
Item 2        Properties.......................................................................................3
Item 3        Legal Proceedings................................................................................3
Item 4        Submission of Matters to a Vote of Security Holders..............................................3

PART II

Item 5        Market for Common Equity and Related Stockholder Matters.........................................5
Item 6        Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................................................6
Item 7        Financial Statements............................................................................17
Item 8        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................................17

PART III

Item 9        Directors and Executive Officers; Compliance with
              Section 16(a) of the Exchange Act...............................................................18
Item 10       Executive Compensation..........................................................................19
Item 11       Security Ownership of Certain Beneficial Owners and Management..................................21
Item 12       Certain Relationships and Related Transactions..................................................22
Item 13       Exhibits, and Reports on Form 8-K...............................................................23

                           FORWARD-LOOKING STATEMENTS


         This Report contains statements which constitute forward-looking statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) the Company's growth and expansion opportunities, (ii) trends affecting the Company's financial condition or results of operations, (iii) integration of acquisitions and (iv) the impact of competition in the internet industry. Such forward-looking statements may be identified by the use of words such as "believe," "anticipate," "intend," and "expect." Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Report, including, without limitation, the information set forth in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That Could Impact Future Results" identifies important factors that could cause such differences. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

OUR COMPANY

         For approximately eight years, we operated under the name The Producers Entertainment Group Ltd. Historically, we acquired, developed, produced and distributed dramatic, comedy, documentary and instructional television series and movies and theatrical motion pictures. We distributed our projects in the United States and in international markets for exhibition on standard broadcast television (network and syndication), basic cable and pay cable and for video distribution. We also provided producer and executive producer services in exchange for fees and participations in future profits from these projects. Although we continue to engage in certain entertainment related production and distribution activities, during the past eight months we have reduced our network and cable television activities and have begun to redirect our core business toward the internet and technology industry.

         While operating as The Producers Entertainment Group, in July 1998, we acquired MWI Distribution, Inc., which does business under the name MediaWorks International. MediaWorks International continues to distribute television and video programming in the international market, concentrating on children's and family programming and animation. MediaWorks also co-produces animated and live action programming ventures and sells direct-to-video series and specials.

         As part of our expansion into the internet and on line commerce industries, we have identified and made small investments in early and expansion stage companies which we believe have unique internet-based hardware and/or software applications and which show promise as catalysts in the internet and online commerce industries. In February 1999, we purchased 150,000 shares of common stock of flowersandgifts.com, a portal on the internet for the sale of flowers and other gifts, and 100,000 shares of common stock of Pacific Softworks, Inc., a licensor of internet-related software and related software development tools, which recently completed an initial public offering. We also have warrants to purchase up to an additional 100,000 shares of Pacific Softworks' common stock.

         We are currently developing programs to integrate and deliver internet services and online content in the education and entertainment segments. Currently, we are in discussions to provide internet access and portal development for a state university medical system and an educational content provider to U.S. public schools. We are also looking to acquire software and hardware companies that provide competitive advantages in the delivery of online services and content to enterprise systems within these markets.

RECENT DEVELOPMENTS

         On September 23, 1999, we announced that we had entered into a definitive merger agreement to acquire Infolocity, Inc., a privately held internet company. Through its proprietary search technology, Infolocity assists publicly traded companies in minimizing the impact of negative or false information posted on the internet. The terms of the merger include a tax-free exchange of our common stock for 100% of the issued and outstanding stock of Infolocity. As a result of the merger, Infolocity will be a wholly-owned subsidiary of our company. Completion of the merger depends upon a number of conditions. These conditions include approval of the merger by our shareholders and the shareholders of Infolocity. The conditions also include our receipt of non-competition agreements from Infolocity's principal shareholders and non-disclosure agreements from the employees of Infolocity. Each of the principal shareholders of Infolocity is required, prior to closing, to sign a lock-up agreement preventing the principal shareholders from selling or transferring shares of our Common Stock received as consideration in the merger for a specified period of time. As part of the merger, we will enter into employment agreements with key employees of Infolocity. Another condition to the merger is that at the time of closing we continue to maintain our current compliance with the published net tangible assets requirement of the Nasdaq Small Cap Market.

OUR STRATEGY

         Our current strategy is to divide IATR's operation into two separate divisions. We will continue to operate our MediaWorks International subsidiary which will distribute family and children's television programming throughout the world, as well as represent the sale of movies in certain international territories. On closing the merger with Infolocity, Inc., which is subject to the conditions described above, we will conduct our internet and technology business through our wholly-owned subsidiary, Infolocity. Infolocity's primary business, Investorfacts, is a unique business to business internet service using Infolocity's proprietary search engine FIRST (Fast Internet Real Time Search Technology). FIRST searches 50,000 internet locations and 400 publications, 24 hours per day, 7 days per week, in 15 seconds and notifies Infolocity's clients through detailed analytical reports, of critical information received in accordance with the client's specific criteria. Infolocity has patents pending for its technology as well as its business use. We will work to build new services and products and to create new technologies with commercial and business appeal using FIRST. We will also attempt to seek out other companies which further the use of the FIRST technology, create meaningful synergies, or are potential acquisition candidates.

CORPORATE INFORMATION

         Our executive offices are located at 5757 Wilshire Boulevard, Penthouse One, Los Angeles, California 90036. Our telephone number is (323) 634-8634. Information on our web site does not constitute part of this Report.

ITEM 2.  PROPERTIES

         We lease approximately 13,725 square feet located at 5757 Wilshire Boulevard, Los Angeles, California for our corporate offices pursuant to a lease which expires on November 30, 1999. Our current annual rent expense is $150,000. We plan to relocate our offices and we will not renew our current lease. We are in negotiations to lease new corporate offices and we estimate the annual rent expense to be approximately $100,000. We currently sublease to a third party approximately 4,429 square feet located at 767 3rd Avenue in New York City pursuant to a lease which expires on June 30, 2002. The current annual rent expense is approximately $167,928, which is fully covered by the terms of the sublease. We believe that our current facilities are sufficient for our current needs and our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of our business, we are subject to various claims and legal actions. We believe that we will not be materially adversely affected by the ultimate outcome of any of these matters either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 26, 1999, we held an annual meeting of our stockholders.

         (b) The following directors were elected at the meeting: Ivan Berkowitz, Arthur H. Bernstein, Thomas A. Daniels, Michael Iscove, and Irwin Meyer.

         (c) Stockholders voted to approve the Amendment to our Restated Certificate of Incorporation to change our name to IAT Resources Corporation. There were 8,184,052 votes cast in favor of the Amendment, 24,192 votes cast against the amendment, and 8,121 abstentions.

         (d) Stockholders voted to approve the issuance of additional shares of common stock pursuant to the Securities Purchase Agreement with Augustine Fund, L.P. There were 2,541,948 votes case in favor of the issuance of additional shares of common stock pursuant to the Securities Purchase Agreement with Augustine Fund, L.P., 241,126 votes cast against the issuance of additional shares, and 16,930 abstentions.

         (e) Stockholders voted to approve the Amendment to our 1998 Stock Incentive Plan. There were 2,607,619 votes cast in favor of the Amendment to the Stock Incentive Plan, 174,136 votes cast against the Amendment to the Stock Incentive Plan, and 18,249 abstentions.

         At the meeting, the votes cast in the election for directors were as follows:

                       Nominee                  Votes in Favor       Votes Against           Abstentions
                       -------                  --------------       -------------           -----------
          Arthur H. Bernstein                      8,170,680               0                   45,685
          Ivan Berkowitz                           8,170,680               0                   45,685
          Thomas A. Daniels                        8,170,680               0                   45,685
          Michael Iscove                           8,170,680               0                   45,685
          Irwin Meyer                              8,170,680               0                   45,685

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

         Our Common Stock is currently traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "IATR." The following table sets forth the high and low bid prices on Nasdaq for the periods indicated, as reported by Nasdaq, retroactively adjusted for the May 1996 one-for-four and the May 1998 one-for-three reverse stock splits. The quotations are inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                                           Common Stock
                                                                 ----------------------------------
                                                                   High Bid             Low Bid
                                                                 -------------        -------------
         Fiscal Year -1999:
         Quarter Ended
         September 30, 1998............................              $2.00                $0.75
         December 31, 1998.............................               0.88                 0.19
         March 31, 1999................................               4.25                 0.22
         June 30, 1999.................................               3.88                 1.00

         Fiscal Year - 1998:
         Quarter Ended
         September 30, 1997............................              $3.38                $2.25
         December 31, 1997.............................               3.28                 1.88
         March 31, 1998................................               2.72                 1.50
         June 30, 1998.................................               2.38                 1.44

         On September 29, 1999, the prices of the Common Stock as reported by Nasdaq were $1.38 bid and $1.44 asked. On such date there were approximately 208 holders of record of the Common Stock. The number of shareholders does not take into account shareholders for whom shares are being held in the name of brokerage firms or clearing agencies.

         As of September 22, 1999, we have outstanding 1,000,000 shares of Series A Preferred Stock which is entitled to annual dividends aggregating $425,000. We have outstanding 2,500,000 shares of Series C Preferred Stock. Holders of our Series C Preferred Stock are entitled to dividends of 8% annually, so long as we have net profits in excess of $1,000,000 in the applicable fiscal year. No dividends are currently due on the Series C Preferred Stock. No dividends may be paid on the Common Stock unless all dividends on the Series A Preferred Stock and Series C Preferred Stock have been paid or provision has been made for such payment. Pursuant to the terms of our outstanding Series A Preferred Stock, which we issued in a public offering consummated in December 1994, and pursuant to the terms of our outstanding Series C Preferred Stock, at our option, we may pay dividends on the preferred stock in cash or in shares of our Common Stock.

         We have never paid a cash dividend on our Common Stock and presently intend to retain any future earnings for investment and use in our business operations. We cannot assure you that our operations will generate the revenues and cash flow required to declare cash dividends on our outstanding Common Stock in future fiscal periods or that we will have legally available funds to pay dividends on our Common Stock. Consequently, we do not expect to pay cash dividends in the foreseeable future except to the extent required to satisfy our obligations with respect to our outstanding Series A Preferred Stock and Series C Preferred Stock.

         During the fiscal year ended June 30, 1999, we sold the following equity securities which were not registered under the Securities Act;

         - On January 14, 1999, we sold 3,000,000 shares of Series C Preferred Stock, all of which were sold at $.001 per share. This sale was exempt under Rule 506 of the Securities Act. The Series C Preferred Stock converts on a one-for-one basis at a conversion price of $.50 per share.

         - On July 31, 1998, we sold 50,000 shares of Series D Preferred Stock for $500,000 and issued 50,000 shares of Series F Preferred Stock. This sale was exempt under Rule 506 of the Securities Act. The Series D Preferred Stock converts according to a formula based on a 20% discount to the market price of the common stock. The Series F Preferred Stock converts on a one-for-one basis at fair market value.

         - On August 2, 1999, we sold an aggregate of 175,000 shares of Series E Preferred Stock for $1,750,000 and 175,000 shares of Series F Preferred Stock. This sale was exempt under Rule 506 of the Securities Act. The Series E Preferred Stock converts at a 17.5% discount to the market price of the common stock. The Series F Preferred Stock converts on a one-for-one basis at fair market value.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis should be read in conjunction with our Financial Statements and notes included elsewhere in this Form 10-KSB.

         The Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain forward-looking statements with respect to us and our operations that are subject to certain risks and factors which could cause our future actual results of operations and future financial condition to differ materially from that described herein. These risk factors include, but are not limited to, our potential inability to realize the new business plan. Other risk factors include the intensity of competition from other companies which focus on enabling innovations in the converging telecommunications, entertainment and technology industries, the status of our liquidity in future fiscal periods, factors that affect the internet technology and online commerce industries such as network performance, reliability, speed of access, ease of use and bandwidth availability, and factors that generally affect the entertainment industry, such as changes in management at the major studios, broadcast and distribution companies, as well as economic, political, regulatory, technological and public taste environments, as well as the factors discussed below in "-- Factors That Could Impact Future Results".

         Although we are in the process of transitioning our business, our revenues are currently derived primarily from our MediaWorks subsidiary and the licensing of our library product. The amount of revenues recognized in any period are not necessarily indicative of revenues to be recognized by us in future periods.

Revenue Recognition

         Revenues received from license fees for distribution rights to projects-in-process constitute deferred income until the project becomes available for broadcast in accordance with the terms of its licensing agreements and are recognized as revenue at such time. Revenues from completed projects where distribution rights are owned by us are recognized when the project becomes commercially available for broadcasting or exhibition in certain media and geographical territories by the licensee. Revenues from the sale of projects completed under straight producer arrangements are recognized during the production phase. Additional licensing fees, distribution fees or profit participations are recognized as earned in accordance with the terms of the related agreements.

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

         On October 20, 1997, we acquired 100% of the capital stock of the Grosso-Jacobson Companies for 2,222,222 shares of our Common Stock. The acquisition was accounted for as a pooling of interests and, consequently, the accompanying historical financial information for all periods presented has been restated to reflect the effects of the combination.

         On July 15, 1998, we acquired 100% of the capital stock of MWI Distribution, Inc., (doing business as MediaWorks International). The acquisition was accounted for using the purchase accounting method and, consequently, our historical financial statements will not reflect the results of operations of MediaWorks International prior to the date of acquisition.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1999 ("FISCAL 1999") COMPARED WITH THE YEAR ENDED JUNE 30, 1998 ("FISCAL 1998")

         Revenues for the year ended June 30, 1999 were $2,936,718 as compared to $22,369,511 for the year ended June 30, 1998, a decrease of 87%. Revenues for the year ended June 30, 1999 primarily consisted of sales made by our MediaWorks subsidiary and licensing of programs made by us. Revenues for the year ended June 30, 1998 primarily consisted of fees from the production and distribution of one made-for-television movie for a broadcast network and four additional made-for-television movies which were exhibited on The Family Channel and Showtime Network, and are currently being distributed internationally. This significant decrease from Fiscal 1998 was the result of a reduction in our television development and production activities.

         Amortization of film costs for the year ended June 30, 1999 was $0, while the amortization of film costs for the year ended June 30, 1998 was $9,384,311, and was computed using the Individual Film Forecast Method. Amortization as a percentage of total revenues decreased from 42.0% for Fiscal 1998 to 0% for Fiscal 1999. In 1998, we had a mix of projects, some of which had no expectation of additional revenues and were amortized at 100% of cost and some of which projects we retained distribution rights for future sale and were amortized according to the Individual Film Forecast Method. Write-offs of projects in development were $301,037 for the year ended June 30, 1999 and $199,450 for the year ended June 30, 1998.

         Cost of sales for the year ended June 30, 1999 was $926,295 as compared to $9,773,397 for the year ended June 30, 1998. Cost of sales as a percentage of total revenues decreased from 43.7% for Fiscal 1998 to 31.5% for Fiscal 1999. The difference results from the mix of product produced by us in Fiscal 1999 as compared to Fiscal 1998.

         General and administrative expenses increased to $3,953,012 in Fiscal 1999 from $3,592,772 in Fiscal 1998 or an increase of $360,240. This increase was primarily attributable to the acquisition of MWI Distribution, Inc .

         Interest income during the year ended June 30, 1999 was $1,140, and primarily consisted of amortization of the imputed interest discount on notes received from the sale of common stock by us to related parties and interest related to a trade note receivable. On June 30, 1997 we and Mountaingate Productions LLC ("Mountaingate") mutually agreed to terminate the purchase agreement and promissory note. This termination resulted in our writing off the non-recourse portion of the accrued interest on the note totaling $133,142.

         Interest and financing expense in Fiscal 1999 was $12,447 as compared to $4,225 in Fiscal 1998. The interest and financing expense in Fiscal 1999 primarily consisted of deferred financing charges which were expensed upon the termination of certain promissory notes.

         During the year ended June 30, 1999, we wrote off $166,965 as compared to $196,105 during the year ended June 30, 1998, of notes receivable and other assets relating to the sale by us of 175,000 shares of Common Stock to certain related parties.

         On November 4, 1996, we settled our litigation with a former officer and director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required us to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with us through December 31, 1998. Accordingly, amortization of the covenant not to compete was $115,000 in Fiscal 1999 and $276,000 in Fiscal 1998. The covenant not to compete is now fully amortized.

         The net loss applicable to common shareholders was $3,156,302 for Fiscal 1999 as compared to a net loss of $1,836,916 for Fiscal 1998. Of this amount for Fiscal 1999, $416,037 represents non-recurring expenses and $425,000 represents the dividend paid in Common Stock to the holders of the Series A Preferred Stock. Of the amount for Fiscal 1998, $889,089 represented non-recurring expenses and $425,000 represented the dividend paid in Common Stock to the holders of the Series A Preferred Stock.

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

         Amortization of film costs for the year ended June 30, 1998 was $9,384,311, while the amortization of film costs for the year ended June 30, 1997 was $503,552, and was computed using the Individual Film Forecast Method. Amortization as a percentage of total revenues increased from 9.1% for Fiscal 1997 to 42.0% for Fiscal 1998. The difference reflects the mix of projects for which we had no expectation of additional revenues that are amortized at 100% of cost and projects for which we had retained distribution rights for future sale that are amortized according to the Individual Film Forecast Method. Write-offs of projects in development were $199,450 for the year ended June 30, 1998 and $212,920 for the year ended June 30, 1997.

         Cost of sales for the year ended June 30, 1998 was $9,773,397 as compared to $3,769,025 for the year ended June 30, 1997. Cost of sales as a percentage of total revenues decreased from 68.2% for Fiscal 1997 to 43.7% for Fiscal 1998. The difference results from the mix of product produced by us in Fiscal 1998 as compared to Fiscal 1997.

         General and administrative expenses decreased to $3,592,772 in Fiscal 1998 from $4,980,816 in Fiscal 1997 or a decrease of $1,388,044. This decrease was primarily attributable to an increase in production activity which absorbed more of the producer fees.

         Interest income during the year ended June 30, 1998 was $61,817. During the year ended June 30, 1997, interest income was $227,188 and primarily consisted of amortization of the imputed interest discount on notes received from the sale of common stock by us to related parties, interest related to a trade note receivable and dividends earned on a portion of the cash proceeds from our September 1996 public offering. On June 30, 1997 the Company and the related parties mutually agreed to terminate the purchase agreement and promissory note. This termination resulted in our writing off the non-recourse portion of the accrued interest on the note totaling $133,142.

         Interest and financing expense in Fiscal 1998 was $4,225 as compared to $156,975 in Fiscal 1997. The interest and financing expense in Fiscal 1997 primarily consisted of deferred financing charges which were expensed upon repayment of the $500,000 aggregate principal amount of 10% promissory notes.

         During the year ended June 30, 1998, we wrote off $196,105 as compared to $387,295 during the year ended June 30, 1997, of notes receivable and other assets relating to the sale by us of 175,000 shares of Common Stock to certain related parties.

         On November 4, 1996, we settled our litigation with a former officer and director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required us to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with us through December 31, 1998. Accordingly, amortization of the covenant not to compete was ($276,000) in Fiscal 1998.

         The net loss applicable to common shareholders was $1,836,916 for Fiscal 1998 as compared to $5,017,145 for Fiscal 1997. Of this amount for Fiscal 1998, $889,089 represents non-recurring expenses and $425,000 represents the dividend paid in Common Stock to the holders of the Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

         We need a significant amount of resources to develop our internet technology plan and increase our presence in the internet industry. We have had, and intend to continue to engage in, exploratory discussions concerning acquisition opportunities, and any such acquisition could result in additional capital requirements.

         Our cash commitments for the year ending June 30, 2000 include payment of our current liabilities of $1,399,530 and compensation to officers and key independent contractors of $850,000 and office rent of $100,000, aggregating approximately $2,349,530.

         Net cash provided by (used in) operating activities of our company in Fiscal 1999 was ($1,238,343) as compared to $2,593,520 in Fiscal 1998. Net cash used in investing activities during the year ended June 30, 1999 was ($814,265) and net cash used in investing activities during the year ended June 30, 1998 was ($3,630,449). Net cash provided by financing activities of our company during the year ended June 30, 1999 was $1,990,101 and net cash used in financing activities of our company during the year ended June 30, 1998 was ($234,190).

         Our total cash and cash equivalent balance as of June 30, 1999 was $11,244 as compared to our total cash and cash equivalent balance of $73,151 as of June 30, 1998.

         In July 1998, we secured access to a $5,500,000 equity-based line of credit with an institutional investor, subject to certain minimum trading qualifications. To date, we have sold $2,250,000 of convertible preferred stock to the investor.

         In August 1999, we entered into an agreement for a private placement of up to $4,000,000 of 6 percent convertible debentures. We have closed on $1,350,000 as of September 29, 1999.

         We believe that cash flow from operations, cash on hand and availability under our current equity-based line of credit, as well as other available financing sources, should be sufficient to fund our operations and service its debt in the foreseeable future. However, there are a number of factors that could change our anticipated needs, and could require that we try to raise additional financing.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. We do not expect adoption of SFAS No. 130 to have a material effect, if any, on our financial position or results of operations.

         Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements with fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public entities report selected information about operating segments, products and services, geographic areas and major customers in interim and annual financial reports. We do not expect adoption of SFAS No. 131 to have a material effect, if any, on our financial position or results of operations.

IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Any of our computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in potential disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         We have assessed our hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products. Based on this assessment, we believe that our hardware and software systems are year 2000 compliant.

         In addition, we have received information from our key vendors and customers regarding their Year 2000 exposures which would have a material effect on us. The financial impact on us of such third parties not achieving high levels of year 2000 readiness cannot be estimated with any degree of accuracy. In the area of business continuity, technological operations dependent in some way on one or more third parties, the situation is much less in our ability to predict or control. In some cases, third party dependence is on vendors or technology who are themselves working towards solutions to year 2000 problems. In other cases, third party dependence is on suppliers of products and services that are themselves computer-intensive. We are in various stages of attempting to ascertain the state of year 2000 readiness of significant third parties. We are taking steps to attempt to ensure that the third parties on which we are heavily reliant are year 2000 ready, but cannot predict the likelihood of such compliance nor the direct and indirect costs of non-readiness by those third parties or of securing such services from alternate third parties. We are not yet aware of any year 2000 issues relating to third parties with which we have a material relationship. If such critical third party providers experience difficulties resulting in disruption of service to us, a shutdown of our operations at individual facilities could occur for the duration of the disruption.

         The Year 2000 project cost has been minimal and, based on preliminary information, is not currently anticipated to have a material adverse effect on our financial condition, results of operations or cash flow in future periods. However, if we, our customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, there could result a material financial impact on us. Accordingly, management plans to devote the resources it considers appropriate to resolve all significant Year 2000 problems in a timely manner.

         The costs of the project and the date on which we believe we will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

FACTORS THAT COULD IMPACT FUTURE RESULTS

         FACTORS AFFECTING THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES

RISKS RELATED TO OUR BUSINESS

ALTHOUGH WE CONTINUE TO OPERATE IN THE ENTERTAINMENT BUSINESS ON A REDUCED SCALE, OUR PROSPECTS IN THE INTERNET SECTOR ARE DIFFICULT TO FORECAST BECAUSE WE HAVE ONLY BEEN TRANSITIONING TO THE INTERNET AND ONLINE COMMERCE INDUSTRIES SINCE FEBRUARY 1999.

         We announced our intention to expand our business in the internet and electronic commerce industries in February 1999 and we are gradually changing our core television production business to internet technology services and integration. These industries are new, highly speculative and involve a substantial degree of risk. Since we are in an early stage of development in these rapidly evolving industries, our prospects are difficult to predict and could change rapidly and without warning. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of developing and expanding their business, particularly companies in the new and rapidly evolving internet technology and online commerce markets. These risks include, but are not limited to, the inability to attract key personnel knowledgeable in the internet markets, the inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the inability to manage potential growth. To address these risks, we must, among other things:

         -        successfully implement new business and marketing strategies;
         -        respond to competitive developments;
         -        expand our funding of early and expansion-stage companies; and
         -        attract and retain qualified personnel.

WE MAY NOT BE SUCCESSFUL IN ENTERING INTO THE INTERNET AND ONLINE COMMERCE FIELDS SINCE WE HAVE NEVER HISTORICALLY OPERATED IN THESE BUSINESSES. OPERATING IN THESE BUSINESSES WILL ALSO REQUIRE SUBSTANTIAL WORKING CAPITAL.

         The internet and online commerce industries are completely new business ventures for us, and are businesses in which we have never operated. None of our current executives has experience operating internet-related companies. Although we believe that our experience in the entertainment business lends itself well to these industries, we may not be able to operate successfully in them.

         We retained the services of Strategic Capital Consultants to assist us in investing in or acquiring interests in internet and online commerce companies. However, if we fail to complete the acquisition of these types of companies, or if we cannot successfully integrate their businesses into ours, our business and financial condition could suffer.

         In addition, our new business strategy, investment and acquisition activities will require substantial working capital. We have spent and will continue to spend substantial funds to locate appropriate acquisition candidates, to market our efforts and to establish an effective management team with experience in the internet and online commerce industries. We cannot assure you that we will be successful in any of these areas.

WE RECENTLY ANNOUNCED THAT WE SIGNED A DEFINITIVE AGREEMENT TO MERGE WITH INFOLOCITY. IF WE FAIL TO CONSUMMATE THE MERGER WITH INFOLOCITY OR IF WE CANNOT SUCCESSFULLY INTEGRATE INFOLOCITY'S BUSINESS INTO OURS, OUR BUSINESS AND FINANCIAL CONDITION COULD SUFFER.

         In September 1999, we announced that we had entered into a definitive agreement to merge with Infolocity, a privately held internet company which, through its proprietary search technology, helps publicly traded companies minimize the impact of negative information posted on the internet. We are seeking to merge with Infolocity with the expectation that the merger will help us execute our plan to expand our core business into the internet industry and provide us with further opportunities to promote synergistic business relationships among other internet companies. In order to achieve these anticipated benefits, we must efficiently, effectively and timely integrate Infolocity's operations into ours. The combination of these businesses requires, among other things:

         -        integration of management staffs;
         -        coordination of operations and marketing efforts; and
         -        location of adequate sources of additional funding.

         Full integration of these businesses will require considerable effort on the part of our management, who will need to dedicate considerable time toward integrating the financial and information systems, management staffs and organizational cultures of the separate businesses. We could experience problems associated with the integration, and the integration itself may not proceed efficiently or be successful. Furthermore, even if we successfully integrate Infolocity's operations into ours, the combination may adversely affect our business and results of operations.

         Completion of the merger depends upon a number of conditions. These conditions include approval of the merger by our shareholders and the shareholders of Infolocity. The conditions also include our receipt of non-competition agreements from Infolocity's principal shareholders and non-disclosure agreements from the employees of Infolocity. Each of the principal shareholders of Infolocity is required prior to closing, to sign a lock-up agreement preventing the principal shareholders from selling or transferring shares of our Common Stock received as consideration in the merger for a specified period of time. As part of the merger, we will enter into employment agreements with key employees of Infolocity. Another condition to the merger is that at the time of closing we continue to maintain our current compliance with the published net tangible assets requirement of the Nasdaq Small Cap Market.

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR CURRENT LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS.

         Our cash commitments for the next 12 months include paying aggregate minimum base compensation of approximately $850,000 to our officers and key independent contractors and minimum office rent of approximately

$100,000. We also incur overhead and other costs such as employee salaries, related benefits, office expenses, professional fees and similar expenses. For our fiscal year ended June 30, 1999, our general and administrative expenses, which included compensation and rent, totaled $3,953,012. Dividends on our outstanding Series A Preferred Stock aggregate $425,000 annually, which we have paid in stock during the past three years. At our option, we may pay dividends on our series of preferred stock in shares of common stock or in cash. As a result of all of these expenses, we had an accumulated deficit of ($23,436,654) at June 30, 1999. As of that date, we also had cash and cash equivalents of $11,244, accounts and contracts receivable of $1,751,884 and accounts payable and accrued expenses of $1,087,522.

         We may need to raise additional funds in order to meet these expenses, fund our transition into the internet and online commerce industries and to respond to competitive pressures. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion of our business into the internet and online commerce sectors.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

         For the fiscal years ended June 30, 1997, 1998 and 1999, we generated revenues of $5,521,441, $22,369,511 and $2,936,718, respectively, and incurred net losses of $4,592,145, $1,411,916 and $2,665,052, respectively (without giving effect to the payment in 1997, 1998 and 1999 of dividends of $425,000 annually, on the Series A Preferred Stock and payment in 1999 of dividends of $66,250 on the Series E Preferred Stock). As of June 30, 1999, we had an accumulated deficit of ($23,436,654). If the cash we generate from our operations cannot sufficiently fund possible future operating losses, we may need to raise additional funds. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE AND ARE UNPREDICTABLE. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE SIGNIFICANTLY.

         Our limited operating history in the internet and online commerce industries makes it difficult to forecast accurately our revenues, operating expenses and operating results. As a result, we may be unable to adjust our spending in these areas in a timely manner to compensate for any unexpected revenue shortfall.

BECAUSE OF THE LIMITED BARRIERS TO ENTRY IN THE INTERNET AND ONLINE COMMERCE BUSINESSES, COMPETITION IN THESE MARKETS IS INTENSE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS THAT ENTER THESE MARKETS, OUR REVENUES AND OPERATING RESULTS COULD BE IMPAIRED.

         The internet and online commerce markets are new, rapidly evolving and intensely competitive, and we expect that competition could further intensify in the future. Barriers to entry are limited, and current and new competitors can launch web sites and other similar businesses at a relatively low cost. Many of our current and potential competitors have longer operating histories and significantly greater financial, marketing and other resources than us. Increased competition may result in reduced operating margins and loss of market share.

         We have not yet determined whether we will be able to compete successfully against our current and future competitors. Further, as a strategic response to changes in the competitive environment, we may from time to time make marketing decisions or acquisitions that could adversely affect our business, prospects, financial condition and results of operations.

OUR GROWTH AND OPERATING RESULTS WILL BE IMPAIRED IF THE INTERNET AND ONLINE COMMERCE INDUSTRIES DO NOT CONTINUE TO GROW.

         Our growth and operating results depend in part on widespread acceptance and use of the internet as a point of convergence in the telecommunications, entertainment and technology industries, as well as on continued consumer acceptance and use of the internet as a way to buy products. These practices are at an early stage of development, and demand and market acceptance are uncertain.

         The internet may not become a viable medium for telecommunications, entertainment and technology convergence or a healthy commercial marketplace due to inadequate development of network infrastructure and enabling technologies that address the public's concerns about:

         -        network performance;
         -        reliability;
         -        speed of access;
         -        ease of use; and
         -        bandwidth availability.

         In addition, the internet's overall viability could be adversely affected by increased government regulation. Changes in or insufficient availability of telecommunications or other services to support the internet could also result in slower response times and adversely affect general usage of the internet. Also, negative publicity and consumer concern about the security of transactions conducted on the internet and the privacy of users may also inhibit the growth of commerce on the internet.

BURDENSOME GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD IMPAIR OUR RESULTS OF OPERATIONS.

         It is possible that a number of laws and regulations may be adopted concerning the internet, relating to, among other things:

         -        user privacy;
         -        content;
         -        copyrights;
         -        distribution;
         -        telecommunications; and
         -        characteristics and quality of products and services.

         The adoption of any additional laws or regulations may decrease the popularity or expansion of the internet. A decline in the growth of the internet could decrease demand for our services and increase our cost of doing business. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and other online services could also harm our business.

IF THE SOFTWARE, HARDWARE, COMPUTER TECHNOLOGY AND OTHER SYSTEMS AND SERVICES THAT WE USE ARE NOT YEAR 2000 COMPLIANT, OUR OPERATING RESULTS COULD BE IMPAIRED.

         Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         We use hardware and software systems, which are comprised only of an internal personal computer network and commercially available software products. We have assessed these systems and we believe that our systems correctly define the year 2000. We have also assessed the embedded system contained in our leased equipment, which we believe to be Year 2000 compliant.

         In addition, we have received information from our key vendors and customers with respect to their significant Year 2000 exposures which would have a material effect on us. The financial impact on us of such third parties not achieving high levels of year 2000 readiness cannot be estimated with any degree of accuracy. In the area of business continuity, technological operations dependent in some way on one or more third parties, the situation is much less in our ability to predict or control. In some cases, third party dependence is on vendors who are themselves working towards solutions to year 2000 problems. In other cases, third party dependence is on suppliers of products and services that are themselves computer-intensive. We are in various stages of attempting to ascertain the state of year 2000 readiness of significant third parties. We are taking steps to attempt to ensure that the third parties on which we are heavily reliant are year 2000 ready, but cannot predict the likelihood of such compliance nor the direct and indirect costs of non-readiness by those third parties or of securing such services from alternate third parties. We are not yet aware of any year 2000 issues relating to third parties with which we have a material relationship. If such critical third party providers experience difficulties resulting in disruption of service to us, a shutdown of our operations at individual facilities could occur for the duration of the disruption.

         The Year 2000 issue also presents numerous other risks that could hurt our business, such as disruptions of service from third parties who provide us with electricity, water or telephone service. If these critical third party providers experience difficulties that result in disruptions of services to us, a shutdown of our operations at individual facilities could occur. Also, general uncertainty exists regarding the Year 2000 problem and its potential effect on the overall business environment and economies of the United States and other nations. As a result, we cannot determine at this time whether the Year 2000 problem will materially impact our operations or financial condition as a result of significant disruption to these economies and/or business environments.

THE INDUSTRY IN WHICH MEDIAWORKS COMPETES IS INTENSELY COMPETITIVE. IF MEDIAWORKS IS UNABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS, ITS REVENUES AND OPERATING RESULTS COULD BE IMPAIRED AND OUR BUSINESS COULD SUFFER AS A RESULT.

         The television industry is highly competitive and involves a substantial degree of risk. MediaWorks directly competes with many other television distributors which are significantly larger than it. These distributors typically have financial and other resources which are far greater than those available to MediaWorks now or in the foreseeable future. New technologies and the expansion of existing technologies in the television industry may further increase the competitive pressures on MediaWorks. We cannot assure you that MediaWorks will be successful in competing in the television field.

         MediaWorks' success depends upon its ability to distribute programming for television which will appeal to markets characterized by changing popular tastes. In light of the intense competition in the television industry, MediaWorks may not be able to continuously acquire and develop products which can be made into profitable television series.

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

         As of September 30, 1999, we have granted options and warrants to purchase a total of 6,439,792 shares of common stock that have not been exercised. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, we may not be able to obtain additional equity capital on terms we like, since the holders of the outstanding options and warrants will likely exercise them at a time when we may be able to obtain such capital on better terms than those in the options and warrants.

THE CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK MAY DILUTE OUR
STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL
FINANCING.

         As of September 30, 1999, we have issued and outstanding 1,000,000 shares of our Series A Preferred Stock, 2,500,000 shares of our Series C Preferred Stock and 225,000 shares of our Series F Preferred Stock. At our option, we can pay the dividends on our Series A Preferred Stock in cash or in shares of common stock. No dividends are currently due on the Series C Preferred Stock. We are not required to pay dividends on the Series F Preferred Stock.

         Holders of our convertible preferred stock could convert their shares into common stock at any time in the future. To the extent all of the shares of our outstanding convertible preferred stock are converted into common stock, our common stockholders' interests will be diluted. Since these shares of common stock will be registered for sale in the marketplace, future offers to sell such shares could potentially depress the price of our common stock. In the future, this could make it difficult for us or our stockholders to sell the common stock. Also, we may have problems obtaining additional equity capital on terms we like, since we can expect the holders of our convertible preferred stock to convert their shares into common stock at a time when we would be able to obtain any needed capital on more favorable terms than those of the convertible preferred stock.

STOCK PRICES OF INTERNET-RELATED COMPANIES HAVE FLUCTUATED WIDELY IN RECENT MONTHS AND THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

         As a result of our recent expansion into internet and online commerce, the trading price of our common stock could become more volatile and could fluctuate widely in response to factors including the following, some of which are beyond our control:

         -        variations in our operating results;
         - announcements of technological innovations or new services by us or our competitors;
         - changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
         - changes in operating and stock price performance of other internet-related companies similar to us;
         - conditions or trends in the internet and technology industries;
         -        additions or departures of key personnel; and
         -        future sales of our common stock.

         Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

TAKEOVER EFFORTS COULD BE DETERRED AS A RESULT OF OUR RIGHT TO ISSUE PREFERRED STOCK IN THE FUTURE AND CERTAIN PROVISIONS IN OUR CERTIFICATE OF INCORPORATION.

         Our Certificate of Incorporation permits our Board of Directors to issue up to 20,000,000 shares of "blank check" Preferred Stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. We have issued and outstanding 1,000,000 shares of Series A Preferred Stock, 2,500,000 shares of Series C Preferred Stock and 225,000 shares of Series F Preferred Stock. If we issue additional preferred stock with voting and conversion rights, the rights of our common stockholders could be adversely affected by, among other things, the loss of their voting control to others. Any additional issuances could also delay, defer or prevent a change in our control, even if these actions would benefit our stockholders.

         Additionally, provisions of Delaware law and our Certificate of Incorporation could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK. WE PAY ANNUAL CASH OR STOCK DIVIDENDS ON SOME OF OUR PREFERRED STOCK.

         We have never paid cash dividends on our common stock and we do not expect to pay these dividends in the foreseeable future. Holders of our Series A Preferred Stock are entitled to annual dividends of 8 1/2% (aggregating $425,000 annually, in cash or stock at our option, assuming no conversion). Holders of our Series C Preferred Stock are entitled to dividends of 8% annually, so long as we have net income in excess of $1,000,000 in the applicable fiscal year. We pay these dividends quarterly, in cash or in shares of our common stock. For the foreseeable future, we anticipate that we will retain all of our cash resources and earnings, if any, for the operation and expansion of our business, except to the extent required to satisfy our obligations under the terms of the Series A Preferred Stock and Series C Preferred Stock.

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL.

         If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants or upon the conversion of shares of our convertible preferred stock) in the public market, the market price of our common stock could fall. As of September 29, 1999, we will have outstanding approximately 13,613,657 shares of our common stock. The unregistered common stock and the common stock held by our officers and directors are "restricted" securities as that term is defined by Rule 144 under the Securities Act. In the future, these restricted securities may be sold only in compliance with Rule 144 or if they are registered under the Securities Act or under an exemption. Generally, under Rule 144, each person who holds restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of our then-outstanding shares of common stock, or the average weekly volume of trading of our common stock as reported during the preceding four calendar weeks. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years can sell such shares under Rule 144 without regard to any of the limitations described above. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

         In addition, as of June 30, 1999 holders of options and warrants may acquire approximately 6,439,792 shares of Common Stock and holders of shares of our Series A Preferred Stock, Series C Preferred Stock and Series F Preferred Stock may acquire shares of Common Stock at various conversion rates.

NASDAQ COULD DELIST OUR COMMON STOCK WHICH COULD MAKE IT MORE DIFFICULT FOR YOU TO SELL OR OBTAIN QUOTATIONS AS TO THE PRICE OF OUR COMMON STOCK.

         In order to continue to be listed on Nasdaq, we must meet the following requirements:

         - net tangible assets of at least $2,000,000, or a market capitalization of $35,000,000 or $500,000 in net income for two of the last three years;
         -        a minimum bid price of $1.00;
         -        two market makers;
         -        300 stockholders;
         - at least 500,000 shares in the public float o a minimum market value for the public float of $1,000,000; and o compliance with certain corporate governance standards.

         Our minimum bid price at September 29, 1999 was $1.34375. If we cannot satisfy Nasdaq's maintenance criteria in the future, Nasdaq could delist our common stock. In the event of delisting, trading, if any, would be conducted only in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." As a result of any possible delisting, an investor would likely find it more difficult to sell or obtain quotations as to the price of our common stock.

ITEM 7.  FINANCIAL STATEMENTS

         The Report of Independent Certified Public Accountants, Financial Statements and Notes to the Financial Statements appear in a separate section of this Form 10-KSB following Part III. The Index to Financial Statements appears on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of our company and their ages at June 30, 1999 are as follows:

        Name                                         Age         Position
        ----                                         ---         --------
        Irwin Meyer                                   64         Chief Executive Officer, Chairman of the
                                                                 Board of Directors

        Arthur H. Bernstein                           36         Executive Vice President, Secretary and
                                                                 Director

        Michael Iscove (1)(2)                         48         Director

        Thomas A. Daniels                             46         Director

        Ivan Berkowitz (1)(2)                         53         Director


---------------------------
(1) Audit Committee Member
(2) Compensation Committee Member

Directors are elected to an annual term that expires at our Company's annual meeting of stockholders.

         IRWIN MEYER has been a director of our Company since its inception in 1989 and has served as our Chief Executive Officer since February 1995. Since October 1997, Mr. Meyer has been Chairman of the Board of Directors. At various times prior to October 1997, Mr. Meyer has served as our Chairman of the Board (April 1996-October 1997; January 1991-June 1992); Co-Chairman of the Board (February 1990-December 1990) and President (February 1995-October
1997). From 1988 to July 1994, Mr. Meyer was a director of Ventura Entertainment Group Ltd., our former parent company ("Ventura"), and from May 1988 to December 1990, Mr. Meyer was President of Ventura. Mr. Meyer was an executive producer of seven of our made-for-television movies. In 1995 he was nominated for Producer of the Year by the Producers Guild of America. Mr. Meyer received the Antoinette Perry ("Tony") Award, the New York Drama Critics
Circle Award, the Drama Desk Award, the Outer Critics Circle Award and the
Cue Magazine Golden Apple Award for his 1977 production of the musical
"Annie." Mr. Meyer is a member of the Academy of Motion Picture Arts and Sciences and the Academy of Television Arts and Sciences. He holds a B.S.
from New York University.

         ARTHUR H. BERNSTEIN has been a director of our Company since February 1995 and has served as the Executive Vice President of our Company since October 1997 as well as our Secretary since March 1995. Between June 1992 and October 1997, Mr. Bernstein served as a Senior Vice President of our Company and was our Vice President-Business and Legal Affairs from September 1991 to June 1992. Prior to this, Mr. Bernstein was a Director of Legal and Business Affairs for New World Entertainment Ltd. from July 1989 to August 1991. From 1987 to June 1989, he was Assistant General Counsel of Four Star International, Inc. Mr. Bernstein received a B.S. in finance and marketing from Philadelphia College of Textiles and Sciences in 1984 and his law degree from Temple University in 1987.

         MICHAEL ISCOVE has been a director of our Company since October 1997. Since June 1995, Mr. Iscove has served as the Chairman, President and Chief Executive Officer of Sirius Corporate Finance Inc. Prior to that,
Mr. Iscove was the President of Creative Fusion from April 1989 to June 1995. In 1978, Mr. Iscove received a Chartered Accounts Designation in accounting from The Canadian Institute of Chartered Accountants. In 1972, Mr. Iscove received a B.A. degree in English from York University, Toronto, Canada.

         THOMAS A. DANIELS has been a director of our Company since July 1998. Since our acquisition of MediaWorks in July 1998, Mr. Daniels has served as President of MediaWorks. Mr. Daniels co-founded

         MediaWorks in 1996. Prior to that time, Mr. Daniels was, at various times, a senior production and distribution executive with Blake Edward's Television, Paramount Pictures Television and Columbia Pictures Television.

         IVAN BERKOWITZ has been a director of our Company since February 1999. Since 1993, Mr. Berkowitz has served as managing General Partner of Steib & Company, a privately held New York based investment company. Between 1995 and 1997, Mr. Berkowitz served as Chief Executive Officer of PolyVision Corporation. Between 1990 and 1994, Mr. Berkowitz served as Chairman of the Board of Directors of Migdalei Shekel. Currently, Mr. Berkowitz serves on the Board of Directors of the following public companies: Propierre, a real estate fund, HMG WorldWide, a manufacturer of point of purchase displays, PolyVision Corporation, a manufacturer of school products and displays, and Migdalei Shekel, a real estate company based in Tel Aviv, Israel. Since 1989, Mr. Berkowitz has served as President of Great Court Holdings Corporation, a privately held New York based investment company. Mr. Berkowitz holds a B.A. (cum laude) from Brooklyn College, an MBA in Finance from Baruch College, City University of New York, and a Ph.D. in International Law from Cambridge University, England.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of Section 16(a) forms they file.

         To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 1999 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were satisfied, except Ivan Berkowitz filed a Form 3 late and Arthur Bernstein filed a Form 4 late.

ITEM 10. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for the fiscal years ended June 30, 1997, 1998 and 1999, of those persons who were (i) at June 30, 1999 the Chief Executive Officer and (ii) each other executive officer of our Company whose annual compensation exceeded $100,000 (the "Named Executive Officers") in such fiscal years:

                                                                             Long Term
                                                      Annual Compensation   Compensation
                                                      -------------------    Number of
                                        Fiscal Year                          Securities
                                           Ended                             Underlying     All Other
                                          June 30,      Salary     Bonus      Options      Compensation
                                        -----------    --------    -----    ------------   ------------
Irwin Meyer...........................      1999       $312,000     $0               0      $18,000(2)
     Chief  Executive Officer (1)           1998        312,000      0               0       18,000(2)
                                            1997        312,000      0               0       18,000(2)
                                                                                             68,016(3)

Arthur H. Bernstein...................      1999       $175,000     $0         600,000      $12,000(2)
     Executive Vice President               1998        175,000      0               0       12,000(2)
     and Secretary                          1997        160,000      0         150,000       12,000(2)

Thomas A. Daniels.....................      1999       $188,482     $0         500,000      $11,500(2)
     Director and President of              1998              0      0               0            0
     MediaWorks, a wholly owned             1997              0      0               0            0
     subsidiary of the Company (4)

---------------------------
(1) Includes amounts paid to Mountaingate which provides us with the service of Mr. Meyer and others.

(2) Automobile reimbursement.

(3) Forgiveness of note receivable due from Mountaingate.

(4) Mr. Daniels began employment with us on July 15, 1998.

EMPLOYMENT AGREEMENTS

         We have entered into an employment agreement with Irwin Meyer for his services as Chief Executive Officer of our Company and a production agreement with Mountaingate Productions LLC ("Mountaingate") for the services of Mr. Meyer and others as producers and/or executive producers and to perform other duties. Mountaingate is a California limited liability company of which Alison Meyer and Patricia Meyer, the adult children of Mr. Meyer, are the sole members. The production agreement with Mountaingate provides for annual compensation of $262,000, plus a $1,500 monthly automobile reimbursement. The employment agreement with Mr. Meyer provides for annual compensation of $50,000. Both of these agreements have been extended to June 30, 2002. Both agreements are terminable by us in the event of Mr. Meyer's death or disability. In such event, we shall pay Mountaingate a guaranteed fee of $262,000 for one year. We may also terminate these agreements "for cause" (as defined in the agreements). Mountaingate and Mr. Meyer may terminate their respective agreements in the event of a material breach thereof by us or for "good reason" (as defined in the agreements). In such event, we shall be obligated to pay all amounts due thereunder for the balance of their respective terms. In the event that we materially breach either agreement after a "change in control" (as defined in the agreements), Mountaingate and Mr. Meyer, respectively, shall be entitled to a lump sum payment equal to three times their then current total annual compensation.

         Arthur Bernstein is employed as Executive Vice President of our Company pursuant to an employment agreement, as amended, which has been extended to June 30, 2002. Mr. Bernstein's annual compensation is $175,000 plus a $1,000 monthly automobile reimbursement. The employment agreement is terminable by us in the event of Mr. Bernstein's death or disability. In such event, we are obligated to pay Mr. Bernstein's compensation for one year. We may also terminate the employment agreement "for cause" (as defined in the agreement). Mr. Bernstein may terminate this Employment Agreement in the event of a material breach by us or for "good reason" (as defined in the agreement). In such event, we will be obligated to pay him all amounts due thereunder for the balance of its term and all unvested stock options held by him shall vest. In the event of a "change in control" (as defined in this agreement) of our Company, all stock options issued to Mr. Bernstein shall vest and we shall, at Mr.

Bernstein's option, purchase shares of Common Stock owned by him at the then market price and shall acquire all of his stock options for the difference between the exercise price of such options and the greater of the price at which the new controlling entity acquired its interest in our Company or the then market price of the Common Stock.

         Thomas Daniels is employed as Chief Executive Officer of our subsidiary, MWI Distribution, Inc. d/b/a MediaWorks International pursuant to an employment agreement, as amended, which will terminate on June 30, 2002. Mr. Daniel's annual compensation is $186,000 plus a $750.00 monthly automobile reimbursement. The employment agreement is terminable by us in the event of Mr. Daniel's death or disability. We may also terminate the employment agreement "for cause" (as defined in the agreement). Mr. Daniels may terminate this Employment Agreement in the event of a material breach by us or for "good reason" (as defined in the agreement). In such event, we will be obligated to pay him all amounts due thereunder for the balance of its term.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of June 30, 1999, relating to the ownership of the Common Stock, Series C Preferred Stock and Series F Preferred Stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, Series C Preferred Stock and Series F Preferred Stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of us, 5757 Wilshire Boulevard, Penthouse 1, Los Angeles, California 90036, unless otherwise set forth below.

                                                               Number of                       Number of
                                 Number of                     Shares of                       Shares of
                                 Shares of                      Series C                        Series F
                                   Common                      Preferred                       Preferred
                                   Stock                         Stock                           Stock
                                Beneficially    Percent of    Beneficially      Percent of    Beneficially    Percent of
   Name and Address              Owned (1)      Class (1)      Owned (1)        Class (1)      Owned (1)      Class (1)
----------------------------    ------------    ----------    --------------    ----------    ------------    ----------
Alison Meyer (2)                  1,700,000        12.3%        1,300,000         52.0%
Patricia Meyer (2)                1,700,000        12.3%        1,300,000         52.0%
Arthur H. Bernstein (3)             200,000         1.6%
Salvatore Grosso (4)              1,611,111        12.8%
Lawrence S. Jacobson (4)          1,611,111        12.8%
Irwin Meyer                               0           0%
Ivan Berkowitz (5)                  525,000         4.2%
Mountaingate Productions LLC (2)  1,700,000        12.3%        1,300,000         52.0%
Strategic Capital                                               1,200,000         48.0%
Consultants
Michael Iscove (6)                  366,945         3.0%
Thomas A. Daniels (7)             1,001,945         7.9%
Joseph Stephens &                   498,473         4.0%
Company, Inc. (8)
Augustine Fund, L.P.                                                                            225,000          100%
Directors and Executive           2,093,890        15.2%
Officers as a group (5
persons) (9)

---------------------------

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at June 30, 1999.

(2) Includes options to purchase 1,700,000 shares of Common Stock by Mountaingate. Mountaingate owns 1,300,000 shares of Series C Convertible Preferred Stock. Alison Meyer and Patricia Meyer, the adult children of Irwin Meyer, our Chief Executive Officer, beneficially own the options to purchase the 1,700,000 shares of Common Stock and the 1,300,000 shares of Series C Convertible Stock by virtue of being the sole members of Mountaingate.

(3)    Represents options to purchase 200,000 shares of Common Stock.

(4) Each of Mr. Grosso and Mr. Jacobson directly holds and has sole dispositive and voting power as to 1,111,111 shares. Includes options to purchase 500,000 shares of Common Stock by each of Mr. Grosso and Mr. Jacobson.

(5)    Represents options to purchase 525,000 shares of Common Stock.

(6) Represents 16,945 shares of Common Stock held through Sirius Corporate Finance, Inc., of which Mr. Iscove is President and options to purchase 350,000 shares of Common Stock held by Mr. Iscove.

(7)    Includes options to purchase 620,000 shares of Common Stock.

(8) According to a Schedule 13G filed by Joseph Stevens & Company, Joseph Sobara and Steven Markowitz on February 11, 1999, Joseph Stevens & Company, Inc. owned as of December 31, 1998, warrants to purchase 200,000 units, each unit consisting of four shares of common stock and two redeemable common stock purchase warrants. Each redeemable warrant entitles the holder to purchase an additional share of Common Stock. All of the warrants are currently exercisable. Additionally, Joseph Stevens & Company, Inc. held as of December 31, 1998, 8,753 redeemable warrants in its market making account, all of which are currently exercisable.
       Mr. Sobara and Mr. Markowitz each was a controlling shareholder, director and officer of Joseph Stevens & Company, Inc. on December 31, 1998. Additionally, Mr. Markowitz owned 1,833 shares of Common Stock. The address of Joseph Stevens & Company, Inc., and Messrs. Sobara and Markowitz is 33 Maiden Lane, New York, New York 10038.

(9)    Includes options to purchase 1,695,000 shares of Common Stock.

       There are no issued and outstanding shares of Series B Preferred Stock, Series D Preferred Stock or Series E Preferred Stock. There are no 5% beneficial owners of Series A Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For consulting services performed in connection with our acquisition of the Grosso-Jacobson Companies during the fiscal year ended June 30, 1998, Michael Iscove, a member of the Board of Directors of the Company, received approximately $160,000 in consulting fees from us, comprised of $100,000 in cash and 16,945 shares of common stock, valued at $3.60 per share.

         In connection with our acquisition of MediaWorks International, Michael Iscove received $40,000 in consulting fees from us during the fiscal year ended June 30, 1998.

         During the fiscal year ended June 30, 1999, Michael Iscove provided $75,000 of consulting services to our company.

         For legal services performed in connection with our acquisition of the Grosso-Jacobson Companies, the law firm of Kay, Collyer & Boose was paid $150,000 in cash. Michael Collyer, a former member of our Board of Directors, is a partner in the law firm of Kay, Collyer & Boose.

         During the fiscal year ended June 30, 1999, we issued a promissory note to Mountaingate for the sum of $44,046.14, which represents amounts owed to Mountaingate under its production agreement with our company. The promissory note bears interest at the rate of ten percent (10%) per annum.

         During the fiscal year ended June 30, 1999, we and Mountaingate entered into a Securities Purchase Agreement. Mountaingate purchased for $1,300.00, 1,300,000 shares of the Series C Convertible Preferred Stock convertible at a fixed rate of $0.50 per share.

         For more information concerning transactions between us and related parties, see Note 6 of the Notes to the Financial Statements.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

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

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
2.1               Agreement and Plan of Merger, dated September 15, 1997, by and among The Producers Entertainment Group Ltd., TPEG Acquisition
                  I Corp., The Grosso-Jacobson Entertainment Corporation,
                  Salvatore Grosso and Lawrence S. Jacobson.(3)

2.2 Agreement and Plan of Merger, dated September 15, 1997, by and among The Producers Entertainment Group Ltd., TPEG Acquisition
                  II Corp., The Grosso-Jacobson Productions, Inc., Salvatore
                  Grosso and Lawrence S. Jacobson. (3)

2.3 Agreement and Plan of Merger, dated September 15, 1997, by and among The Producers Entertainment Group Ltd., TPEG Acquisition
                  III Corp., Grosso-Jacobson Music Company, Inc., Salvatore
                  Grosso and Lawrence S. Jacobson. (3)

2.4 Agreement of Merger dated as of July 15, 1998, by and among The Producers Entertainment Group Ltd., TPEG Merger Company,
                  MWI Distribution, Inc. and Tom Daniels and Craig Sussman.(4)

2.5 Agreement and Plan of Merger, dated September 22, 1999, by and among IAT Resources Corporation, Infolocity Merger Sub, Inc.
                  and Infolocity, Inc.

3.1               Restated Certificate of Incorporation, dated June 24, 1993.(1)

3.2               Amendment to Certificate of Incorporation, dated April 28,
                  1998.(2)

3.3               Bylaws. (1)


3.4               Amendment No. 1 to Bylaws.(1)

4.1               Certificate of Designations for Series A Preferred Stock dated
                  December 13, 1994.(1)

4.2               Certificate of Designations for Series B Preferred Stock dated
                  July 15 , 1998.

4.3               Certificate of Designations for Series C Preferred Stock dated
                  May 20, 1999.

4.4 Certificate of Designations for Series D Preferred Stock, dated July 31, 1998.(2)

4.5 Certificate of Designations for Series E Preferred Stock, dated July 31, 1998.(2)

4.6 Certificate of Designations for Series F Preferred Stock, dated July 31, 1998.(2)

4.7               Securities Purchase Agreement, dated July 31, 1998 between The
                  Producers Entertainment Group Ltd. and the Augustine Fund,
                  L.P.(2)

4.8               Registration Rights Agreement, dated July 31, 1998 between The
                  Producers Entertainment Group Ltd. and the Augustine Fund,
                  L.P. (2)

4.9               Escrow Agreement dated as of July 31, 1998 among the Augustine
                  Fund, L.P., The Producers Entertainment Group Ltd. and H.
                  Glenn Bagwell, Jr., as Escrow Agent.(1)

10.1              1998 Stock Incentive Plan.(5)

10.2              Executive Extension Agreement, dated October 20, 1997, between
                  The Producers Entertainment Group Ltd. and Irwin Meyer.(3) +

10.3              Executive Extension Agreement, dated October 20, 1997, between
                  The Producers Entertainment Group Ltd. and Arthur Bernstein.
                  (3) +

10.4 Mountaingate Extension Agreement, dated October 20, 1997, between The Producers Entertainment Group Ltd. and
                  Mountaingate Productions, LLC. (3)

10.5 Employment Agreement dated as of July 15, 1998, by and among TPEG Merger Company and Thomas Daniels. (4) +

10.6 Registration Rights Agreement dated as of July 15, 1998, by and among The Producers Entertainment Group Ltd., Tom Daniels and Craig Sussman. (4)

10.7              Securities Purchase Agreement with Strategic Capital
                  Consultants, dated as of January 14, 1999. (6)

10.8              Securities Purchase Agreement with Mountaingate Productions
                  LLC, dated as of January 14, 1999. (6)

21.1              Subsidiaries of the Company.

23.1              Consent of Singer Lewak Greenbaum & Goldstein LLP.

27.1              Financial Data Schedule.

---------------------------
(1) Incorporated by reference to Registrant's Report on Form 8-K dated June 18, 1996.

(2) Incorporated by reference to Registrant's Registration Statement on Form S-3 filed September 1, 1998.

(3) Incorporated by reference to Registrant's Report on Form 8-K filed November 4, 1997 (as amended on December 29, 1997).

(4) Incorporated by reference to Registrant's Report on Form 8-K filed July 31, 1998.

(5) Incorporated by reference to Registrant's Proxy Statement filed April 1,
    1998.

(6) Incorporated by reference to Registrant's Report on Form 10-Q filed on May 24, 1999.

+        Denotes employment contract.

         (b) Reports on Form 8-K:

             The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999:

             (i) Current Report on Form 8-K filed May 3, 1999. Items 5 and 7 were reported.

                                  SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNDER DULY AUTHORIZED.

                                            IAT RESOURCES CORPORATION

Dated: October 11, 1999                     By /s/ Irwin Meyer
                                               ---------------------------------
                                               Irwin Meyer
                                               Chief Executive Officer

         IN ACCORDANCE WITH EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


                     Name                                      Position                              Date
-------------------------------------------   ----------------------------------------   ------------------------


             /s/ Irwin Meyer                  Chief Executive Officer, Chairman of       October 11, 1999
-------------------------------------------   the Board of Directors
               Irwin Meyer


           /s/ Arthur Bernstein               Executive Vice President, Secretary        October 11, 1999
-------------------------------------------   and Director
           Arthur H. Bernstein


            /s/ Michael Iscove                Director                                   October 11, 1999
-------------------------------------------
              Michael Iscove


          /s/ Thomas A. Daniels               Director and Chief Executive Officer       October 11, 1999
-------------------------------------------   of MediaWorks
            Thomas A. Daniels


            /s/ Ivan Berkowitz                Director                                   October 11, 1999
-------------------------------------------
              Ivan Berkowitz


                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                                                        CONTENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                     Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-2

FINANCIAL STATEMENTS

    Consolidated Balance Sheet                                       F-3-4

    Consolidated Statements of Operations                            F-5-6

    Consolidated Statements of Shareholders' Equity                  F-7-8

    Consolidated Statements of Cash Flows                           F-9-10

    Notes to Consolidated Financial Statements                     F-11-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
IAT Resources Corporation
(formerly The Producers Entertainment Group Ltd.)

We have audited the accompanying consolidated balance sheet of IAT Resources Corporation (formerly The Producers Entertainment Group Ltd.) and subsidiary as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAT Resources Corporation (formerly The Producers Entertainment Group Ltd.) and subsidiary as of June 30, 1999, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 8, 1999

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                         $   11,244
     Accounts receivable, Net of
     allowance for doubtful accounts of $562,830       $1,638,484
     Receivable from related parties                      102,156
     Prepaid assets                                        19,207
                                                       ----------

         Total current assets                           1,771,091

FILM COSTS                                                471,762
FIXED ASSETS, at cost, net                                100,843
GOODWILL, less accumulated amortization of $99,282        886,913
INVESTMENTS                                               800,000
OTHER ASSETS                                               10,035
                                                       ----------

                  TOTAL ASSETS                         $4,040,644
                                                       ==========

   The accompanying notes are an integral part of these financial statements.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $  1,018,476
     Dividends payable                                                     278,750
     Due to related parties                                                 69,046
     Capital lease obligation                                               33,258
                                                                      ------------

         Total current liabilities                                       1,399,530
                                                                      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, Series A, $0.001 par value
         1,300,000 shares authorized
         1,000,000 shares issued and outstanding                             1,000
     Preferred stock, Series C, $0.001 par value
         3,000,000 shares authorized
         3,000,000 shares issued and outstanding                             3,000
     Preferred stock, Series D, $0.001 par value
         50,000 shares authorized
         50,000 shares issued and outstanding                                   50
     Preferred stock, Series E, $0.001 par value
         500,000 shares authorized
         225,000 shares issued and outstanding                                 225
     Preferred stock, Series F, $0.001 par value
         500,000 shares authorized
         275,000 shares issued and outstanding                                 275
     Common stock, $0.001 par value
         50,000,000 shares authorized
         11,975,764 shares issued and outstanding                           11,976
     Treasury stock, at cost
         93,536 shares                                                  (1,010,192)
     Additional paid-in capital                                         27,071,434
     Accumulated deficit                                               (23,436,654)
                                                                      ------------

              Total shareholders' equity                                 2,641,114
                                                                      ------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  4,040,644
                                                                      ============

   The accompanying notes are an integral part of these financial statements.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------

                                                                       1999               1998
                                                                 ---------------    ----------------
REVENUES                                                              $  2,936,718      $ 22,369,511
                                                                      ------------      ------------

COSTS RELATED TO REVENUES
     Amortization of film costs                                               --           9,384,311
     Cost of sales                                                         926,295         9,773,397
                                                                      ------------      ------------

         Total costs related to revenues                                   926,295        19,157,708
                                                                      ------------      ------------

NET REVENUES                                                             2,010,423         3,211,803

WRITE-OFF OF PROJECTS IN DEVELOPMENT                                       301,037           199,450

GENERAL AND ADMINISTRATIVE EXPENSES                                      3,953,012         3,592,772
                                                                      ------------      ------------

LOSS FROM OPERATIONS                                                    (2,243,626)         (580,419)
                                                                      ------------      ------------

OTHER INCOME (EXPENSE)
     Merger expenses                                                        (6,696)         (372,695)
     Interest and dividend income                                            1,140            61,817
     Interest and financing expense                                        (12,447)           (4,225)
     Write-off of notes receivable and other assets                       (166,965)         (196,105)
     Amortization of related party covenant not to compete                (115,000)         (276,000)
     Amortization of goodwill                                              (99,282)             --
     Other expense                                                         (22,176)          (44,289)
                                                                      ------------      ------------

         Total other income (expense)                                     (421,426)         (831,497)
                                                                      ------------      ------------

NET LOSS                                                                (2,665,052)       (1,411,916)

DIVIDEND REQUIREMENT OF SERIES A PREFERRED STOCK                          (425,000)         (425,000)

DIVIDEND REQUIREMENT OF SERIES E PREFERRED STOCK                           (66,250)             --
                                                                      -------------     -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                            $ (3,156,302)     $ (1,836,916)
                                                                      =============     =============

   The accompanying notes are an integral part of these financial statements.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    FOR THE YEARS ENDED JUNE 30,

--------------------------------------------------------------------------------

                                                                                      1999               1998
                                                                                ---------------    ----------------
BASIC LOSS PER COMMON SHARE                                                     $         (0.35)   $          (0.29)
                                                                                ===============    ================

DILUTED LOSS PER COMMON SHARE                                                   $         (0.35)   $          (0.29)
                                                                                ===============    ================

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     BASIC                                                                            9,085,053           6,522,459
                                                                                ===============    ================

     FULLY DILUTED                                                                    9,085,053          6,522,459
                                                                                ===============    ================

   The accompanying notes are an integral part of these financial statements.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                                                      Preferred Stock
                         ----------------------------------------------------------------------------------------------------------
                              Series A              Series C              Series D              Series E              Series F
                         ------------------    ------------------    ------------------    ------------------    ------------------
                         Shares      Amount    Shares      Amount    Shares      Amount    Shares      Amount    Shares      Amount
                         ------      ------    ------      ------    ------      ------    ------      ------    ------      ------
Balance, June 30,
   1997                  1,000,000   $ 1,000        -      $    -         -      $    -         -      $    -         -      $    -
Issuance of common
   shares in payment
   of dividends on
   Series A preferred
   stock
Issuance of common
   shares and planned
   issuance of warrants
   in payment of
   consulting and
   legal fees
Dividends paid on
   Series A preferred
   stock
Net loss
                         ------      ------    ------      ------    ------      ------    ------      ------    ------      ------
Balance, June 30,
   1998                  1,000,000     1,000        -           -         -           -         -           -         -           -
Issuance of common
   shares in payment
   of dividends on
   Series A preferred
   stock
Issuance of common
   stock in connection
   with the acquisition
   of MWI
   Distributions, Inc.

Issuance of common
   stock for the
   exercise of options

Issuance of common
   stock for the
   exercise of options-
   Strategic
Issuance of Series C
   preferred stock                            3,000,000      3,000
Issuance of Series D
   preferred stock                                                    50,000         50
Offering costs
Issuance of Series E
   preferred stock                                                                           225,000        225
Offering costs
Issuance of Series F
   preferred stock                                                                                                275,000       275
Issuance of common
   stock from the
   preferred Series D
   conversion -
   Augustine Fund


                            Common Stock                          Additional
                         -------------------       Treasury         Paid-in        Accumulated
                         Shares       Amount        Stock           Capital          Deficit          Total
                         ------       ------       --------       ----------       -----------        -----
Balance, June 30,       6,351,476     $ 6,352     $(1,010,192)    $ 22,963,421     $(18,443,436)      $3,517,145
   1997
Issuance of common
   shares in payment
   of dividends on
   Series A preferred
   stock                  293,689         293                          318,456                           318,749
Issuance of common
   shares and planned
   issuance of warrants
   in payment of
   consulting and
   legal fees              27,778          28                          129,472                           129,500
Dividends paid on
   Series A preferred
   stock                                                                               (425,000)        (425,000)
Net loss                                                                             (1,411,916)      (1,411,916)
                         --------     -------     -----------     ------------     -------------      -----------
Balance, June 30,
   1998                 6,672,943       6,673      (1,010,192)      23,411,349      (20,280,352)       2,128,478
Issuance of common
   shares in payment
   of dividends on
   Series A preferred
   stock                  343,932         344                          318,406                           318,750
Issuance of common
   stock in connection
   with the acquisition
   of MWI
   Distributions, Inc.  1,203,704       1,204                          525,416                           526,620

Issuance of common
   stock for the
   exercise of options    600,000         600                          427,400                           428,000

Issuance of common
   stock for the
   exercise of options-
   Strategic              500,000         500                          249,500                           250,000
Issuance of Series C
   preferred stock                                                                                         3,000
Issuance of Series D
   preferred stock                                                     499,950                           500,000
Offering costs                                                         (35,000)                          (35,000)
Issuance of Series E
   preferred stock                                                   1,001,744                         1,001,969
Offering costs                                                        (157,500)                         (157,500)
Issuance of Series F
   preferred stock                                                                                           275
Issuance of common
   stock from the
   preferred Series D
   conversion -
   Augustine Fund       2,005,185       2,005                        1,245,800                         1,247,805

     The accompanying notes are an integral part of these financial statements.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                                                      Preferred Stock
                         ----------------------------------------------------------------------------------------------------------
                              Series A              Series C              Series D              Series E              Series F
                         ------------------    ------------------    ------------------    ------------------    ------------------
                         Shares      Amount    Shares      Amount    Shares      Amount    Shares      Amount    Shares      Amount
                         ------      ------    ------      ------    ------      ------    ------      ------    ------      ------

Issuance of common
   stock for
   consulting
   services                          $                     $                     $                      $                     $
Return of stock -
   Grosso-Jacobson
Dividends paid on
   Series A preferred
   stock
Dividends paid on
   Series E preferred
   stock
Net loss
                       ---------     -------   ---------   -------   ------      ------    -------     ------    -------      ------
Balance, June 30,
   1999                1,000,000     $ 1,000   3,000,000   $ 3,000   50,000      $   50    225,000     $  225    275,000      $  275
                       =========     =======   =========   =======   ======      ======    =======     ======    =======      ======


                            Common Stock                          Additional
                         -------------------       Treasury         Paid-in        Accumulated
                         Shares       Amount        Stock           Capital          Deficit          Total
                         ------       ------       --------       ----------       -----------        -----
Issuance of common
   stock for
   consulting
   services              650,000      $     650      $              $ 279,350        $                $  280,000
Return of stock -
   Grosso-Jacobson                                                 (694,981)                           (694,981)
Dividends paid on
   Series A preferred
   stock                                                                                (425,000)       (425,000)
Dividends paid on
   Series E preferred
   stock                                                                                 (66,250)        (66,250)
Net loss
Balance, June 30,
   1999                                                                               (2,665,052)     (2,665,052)
                      ----------      -----------   ------------   ------------     -------------    -----------
                      11,975,764      $   11,976    $ (1,010,192)  $ 27,071,434     $(23,436,654)    $ 2,641,114
                      ==========      ===========   ============   ============     =============    ===========

     The accompanying notes are an integral part of these financial statements.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                                    1999            1998
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $ (2,665,052)    $ (1,411,916)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation of fixed assets                                 102,355           53,387
       Amortization of film costs                                         -        9,384,311
       Write-off of film projects in development                    301,037          199,450
       Provision for doubtful accounts                                    -          (12,934)
       Amortization of related party covenant not to compete        115,000          276,000
       Amortization of goodwill                                      99,282                -
       Write-off of notes receivable and other assets               654,428          196,105
       Issuance of common stock for consulting services             280,000          129,500
   (Increase) decrease in
     Accounts receivable                                           (432,414)        (402,969)
     Other assets and prepaid expenses                              (83,044)         (90,485)
   Increase (decrease) in
     Accounts payable and accrued expenses                          529,191         (457,060)
     Deferred revenue                                              (139,126)      (5,269,869)
                                                                 -----------      -----------

         Net cash provided by (used in) operating activities     (1,238,343)       2,593,520
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in short-term investments                   (800,000)       2,698,568
   Additions to film costs                                         (278,388)      (6,355,444)
   Capital expenditures on fixed assets                             (16,014)         (60,772)
   Decrease in receivables from related parties                      43,015           87,199
   Additions to goodwill                                            (15,000)               -
   Cash from purchase of business                                   252,122                -
                                                                 -----------      -----------

         Net cash used in investing activities                     (814,265)      (3,630,449)
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable                                     (1,210,802)               -
   Payments on capital lease obligation                             (37,647)         (21,690)
   Payment of cash dividends on preferred stock                           -         (212,500)
   Proceeds from issuance of preferred stock                      3,431,050                -
   Offering costs                                                  (192,500)               -
                                                                 -----------      -----------

         Net cash provided by (used in) financing activities      1,990,101         (234,190)
                                                                 -----------      -----------

      The accompanying notes are an integral part of these financial statements.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                                1999             1998
                                                            -------------    -------------
        Net decrease in cash and cash equivalents           $    (62,507)    $ (1,271,119)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    73,751        1,344,870
                                                            -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     11,244     $     73,751
                                                            =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                            $     12,447     $      4,225
                                                            =============    =============
   INCOME TAXES PAID                                        $          -     $          -
                                                            =============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended June 30, 1999, the Company exchanged capitalized film costs of $694,981 for 1,666,667 shares of common stock.

During the year ended June 30, 1999, the Company issued 1,203,704 shares of common stock valued at $526,620 for the acquisition of a company. Cash from investing, financing, and operating activities excludes the following:

         Accounts receivable                          $  1,611,037
         Fixed assets, net                                   4,709
         Other assets                                       10,835
         Goodwill                                          961,913
         Accounts payable and accrued expenses            (153,570)
         Deferred revenues                                (139,126)
         Notes payable                                  (1,884,172)

During the year ended June 30, 1999, the Company issued 650,000 shares of common stock for consulting services valued at $280,000.

During the years ended June 30, 1999 and 1998, the Company issued 343,932 and 293,689 shares of common stock, respectively, valued at $318,750 and $318,749, respectively, in payment of dividends on its Series A preferred stock.

During the year ended June 30, 1998, the Company acquired fixed assets under a capital lease obligation totaling $92,594.

      The accompanying notes are an integral part of these financial statements.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS ACTIVITY

         IAT Resources Corporation (formerly The Producers Entertainment Group Ltd.) ("IAT") was incorporated under its former name, The Producers Entertainment Group, Ltd. ("TPEG"), under the laws of the State of Delaware on August 10, 1989. Effective June 4, 1999, TPEG officially changed its name to IAT Resources Corporation, reflecting a significant change of TPEG's core business from entertainment production and distribution to Internet technology development and integration.

         For approximately eight years, IAT acquired, developed, produced, and distributed drama, comedy, documentary, and instructional television series, made-for-television movies, and theatrical motion pictures. Although IAT continues to engage in certain entertainment-related production and distribution activities, during the past eight months, it has reduced its network and cable television activities and has begun to redirect its core business toward the Internet and technology industry.

         ACQUISITION

         On July 15, 1998, IAT acquired 100% of the capital stock of MWI Distributions, Inc., dba MediaWorks International ("MWI"), a California corporation. MWI provides international television and video distribution, specializing in the licensing of children's and family programming and animation. MWI is also an active co-production and co-financing partner in various animated and live-action programming ventures and engages in worldwide sales of direct-to-video series and specials. The transaction was accounted for as a purchase. The results of operations of MWI are included in these financial statements from the date of acquisition. The consideration paid at closing to the shareholders of MWI was 763,232 shares of IAT's common stock with an additional 440,472 shares held in escrow pending collection of receivables and potential future revenues.

         On March 22, 1999, IAT entered into an agreement with the shareholders of MWI under which one of the shareholders cancelled 89,352 shares of common stock issued to him in connection with the acquisition.

         The purchase price exceeded the fair value of net assets acquired by approximately $986,195, including $15,282 of additional cost incurred during the year, which is being amortized on a straight-line basis over ten years. The following summarized, unaudited, pro forma financial information assumes the acquisition had occurred on July 1, 1996:

                                                      1998            1997
                                                   -----------    ------------
                                                   (unaudited)     (unaudited)
                    Net sales                      $24,187,692    $  6,349,258
                    Net loss                       $(2,092,056)   $ (4,693,293)
                    Loss per share                 $     (0.33)   $      (0.68)

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS ACTIVITY (CONTINUED)

         ACQUISITION (Continued)

         These pro forma amounts include MWI's actual results from November 11, 1996 (inception) to June 30, 1997 and for the year ended June 30, 1998. The amounts are based upon certain assumptions and estimates and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of IAT and its wholly-owned subsidiary, MWI (collectively, the "Company"). All significant intercompany accounts have been eliminated.

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

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FILM COSTS AND AMORTIZATION

         Film costs include the costs of completed projects, costs of projects in production, and costs expended on projects in development. Film costs are stated at the lower of amortized cost or estimated net realizable value. Amortization of completed projects is charged to operations on an individual project basis in a ratio that the current year's revenue bears to management's estimate of total revenues (current and future years) from all sources. This is commonly referred to as the individual-film-forecast method. Adjustments of amortization resulting from changes in estimates of total revenues are recognized in the current year's amortization. When a completed project is fully amortized, its cost and related accumulated amortization are removed from the accounts. If, in the opinion of management, any property in the development stage is not planned for use, the net carrying value of such property is charged to the current year's operations.

         FIXED ASSETS

         Fixed assets are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the assets of three to seven years.

         CAPITAL LEASES

         The Company leases fixed assets under non-cancelable leases that are classified as capital leases (see Note 17). The leased fixed assets have been capitalized, and the related obligations have been recorded at the fair value of the assets at the inception of the leases. The leased fixed assets are depreciated using the straight-line method over the estimated useful lives, and interest expense is recognized over the terms of the leases.

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

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         UNCLASSIFIED BALANCE SHEET

         The Company has elected to present an unclassified balance sheet in accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films."

         LOSS PER COMMON SHARE

         Basic and diluted loss per common share have been computed after deducting the dividend requirement of the Company's Series A preferred stock from net loss. Basic loss per share is based on the weighted-average number of common shares outstanding during the years ended June 30, 1999 and 1998. Diluted loss per share is equal to the basic loss per share because the assumed conversion of the Series A and Series E preferred stock and the assumed exercise of outstanding stock purchase warrants and options have not been included as the effect would be anti-dilutive. Treasury stock has been excluded from the loss per common share calculation.

         REVERSE STOCK SPLIT

         In April 1998, the shareholders approved a 1-for-3 reverse split of the Company's common stock. The reverse split was effective in May 1998. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for a reduction in the number of shares due to the declaration of the reverse stock split. An amount equal to the par value of the common shares issued was transferred from the common stock to additional paid-in capital. This transfer has been reflected in the consolidated statement of shareholders' equity at July 1, 1996. All references to the number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant credit risks consist of cash and trade receivables. The Company places its cash with high-credit, quality financial institutions or in high-quality, short-term investments such as insured certificates of deposit. At times, the cash in any one bank may exceed the Federal Deposit Insurance Corporation's insured limit of $100,000. At June 30, 1999, the Company had no uninsured cash. With regard to receivables, the risk is relatively limited due to most customers being either domestic or foreign broadcasting networks or established domestic and foreign distributors.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. As of June 30, 1999, such differences arose principally from net operating loss carryforwards.

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

         COMPREHENSIVE INCOME

         For the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." The Company does not expect adoption of SFAS No. 132 to have a material impact, if any, on its financial position or results of operations.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

         SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the years ended June 30, 1999 and 1998, the Company incurred net losses of $2,665,052 and $2,641,114, respectively. At June 30, 1999, the Company's total shareholders' equity was $1,828,810, including an accumulated deficit of $24,547,149.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Company's cash commitments for the year ended June 30, 2000 include payment of its current liabilities of $ 1,399,530 and compensation to officers and key independent contractors and office rent of approximately $ 950,000. The Company also incurs other costs such as salaries, related benefits, professional fees, office, and other expenses. For the year ended June 30, 1999, general and administrative expenses aggregated to $4,727,600. Dividends on the Company's Series A preferred stock aggregate to $425,000 annually. Dividends are payable either in cash or common stock. The Company's operations have been financed mostly by the net proceeds received from private placements of its securities and proceeds received from exercise of stock options and warrants. At June 30, 1999, substantially all of the Company's outstanding stock options were exercisable at prices substantially above the market price of the Company's common stock.

NOTE 4 - LOSS OF REVENUE SOURCE

         During the year ended June 30, 1998, the Company discontinued its personal management services. As a result, the Company will no longer be receiving revenue from this source. Revenue from this source was $1,605,861 for the year ended June 30, 1998. Income before income tax from this source was approximately $166,000 for the year ended
         June 30, 1998.

NOTE 5 - ACQUISITION OF GROSSO-JACOBSON ENTERTAINMENT CORP.

         On October 20, 1997, the Company exchanged 2,222,222 shares of the Company's common stock for all of the outstanding stock of Grosso-Jacobson Entertainment Corporation, Grosso-Jacobson Productions, Inc., and Grosso-Jacobson Music Company, Inc. (collectively, the "G-J Companies"). The G-J Companies produce a wide variety of television programming, including prime time series and made-for-television movies.

         On January 19, 1999, the Company entered into an agreement to terminate all agreements and relationships between the Company and the G-J Companies, except the Merger Agreement. In exchange for the Company investing $575,000 in a new company to be formed by the officers of the G-J Companies and the transfer of certain unproduced projects in development for a 15% profit participation, the officers agreed to terminate their employment agreement and return 1,666,667 shares of the Company's common stock. As of June 30, 1999, these shares are held in escrow.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 5 - ACQUISITION OF GROSSO-JACOBSON ENTERTAINMENT CORP. (CONTINUED)

         In accordance with paragraph 23 of Accounting Principles Bulletin ("APB") Opinion No. 29, "Accounting for Non-Monetary Transactions," this transaction has been recorded based on the recorded amount of the non-monetary assets distributed. Because the shares are held in escrow, outstanding shares have been reduced and shareholders' equity has been debited with the recorded amount of the assets distributed of $694,981.

         In addition, the Company issued 500,000 options to each of the two officers at an exercise price of $0.82 per share. All options are exercisable and outstanding at June 30, 1999.

NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company has entered into a production agreement with a Loan-Out Company for the services of a key officer and others as producer and to perform other duties. The Loan-Out Company is under the control of officers/directors of the Company and their family. This agreement expires in June 2002 and provides for an approximate annual payment of $262,000, plus a $1,500 monthly automobile reimbursement.

         During the year ended June 30, 1999, the Company incurred a promissory note to the Loan-Out Company for the sum of $44,046, which represents amounts owed to the Company under its production agreement. The promissory note bears interest at the rate of 10% per annum and is due in December 1999.

         During the year ended June 30, 1999, the Company entered into a Securities Purchase Agreement with the Loan-Out Company. The Loan-Out Company purchased 1,300,000 shares of Series C convertible preferred stock, par value $0.001 per share, for a purchase price of $0.001 per share.

         During the year ended June 30, 1999, the Company entered into financial consulting agreements with a shareholder and issued an aggregate of 650,000 shares of common stock valued at $280,000 for consulting services. In addition, the Company granted 500,000 options at an exercise price of $0.50 per share, all of which have been exercised at June 30, 1999.

         During the year ended June 30, 1999, the Company entered into a Securities Purchase Agreement with the consulting company. The consulting company purchased 1,700,000 shares of the Company's Series C preferred stock, par value $0.001 per share, for a purchase price of $0.001 per share.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company receives legal services from a law firm, a partner of which is a member of the Board of Directors. During the year ended June 30, 1998, the Company paid the law firm $17,000. In addition, during the year ended June 30, 1998, the Company formulated a plan to issue options with a value of $25,000 for legal services.

         The Company receives financial consulting services from a member of the Board of Directors. During the years ended June 30, 1999 and 1998, the Company paid $81,000 and $210,000, respectively, for consulting services. In addition, during the year ended June 30, 1998, the Company issued stock options with a value of $104,500 for consulting services. During the year ended June 30, 1999, the Company issued 300,000 and 25,000 options at an exercise price of $0.82 and $2.35, respectively. All options are exercisable and outstanding at June 30, 1999.

         The Company used the services of a law firm in which the former chairman of the Board of Directors is a partner. During the years ended June 30, 1999 and 1998, the Company paid this law firm $10,000 and $61,000, respectively.

         Receivables from related parties of $47,778 at June 30, 1998 were receivable upon demand and paid in full at June 30, 1999.

         Payables to related parties of $25,000 at June 30, 1999 were payable on demand and were paid in full subsequent to June 30, 1999.

         The Company granted 50,000 options to a former executive at an exercise price of $1.75. These options are exercisable and outstanding at June 30, 1999.

         The Company granted 150,000 options to another former executive at an exercise price of $1.50. These options are exercisable and outstanding at June 30, 1999.

         The Company granted 25,000 and 500,000 options to a director of the Company at exercise prices of $2.35 and $1.35, respectively. These options are exercisable and outstanding at June 30, 1999.

NOTE 7 - LITIGATION

         SETTLEMENTS

         During the year ended June 30, 1999, the Company settled certain litigation for $46,725. The Company paid the settlement in August 1999, for which the amount has been accrued as of June 30, 1999.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 7 - LITIGATION (CONTINUED)

         SETTLEMENTS (Continued)

         On March 22, 1999, the Company filed a request for arbitration against the former employee and Chief Executive Officer of MWI Distributions, Inc., alleging breach of contract. On June 29, 1999, the parties entered into a settlement agreement releasing each other from all present and future claims. The Company has agreed to return 89,352 shares of common stock already held by the former employee received from the merger. In addition, the Company will pay 25% of the Company's net recovery from the Company's disputes with an entertainment company, after deduction for attorney's fees, contingent fees, and costs. Deduction for contingent fees is limited to 15% of the total recovery. The former employee will be released from any obligation to comply with the non-competition clause as included in the employment agreement.

         PENDING LITIGATION

         On April 15, 1999, suit was filed against the Company alleging breach of contract with a financing company. The claim indicates failure to deliver Class B preferred stock per a Finders Fee Agreement entered into in July 1998. The Company denies the claim, the parties are currently in negotiation, and no estimate can be made in the likelihood of an unfavorable outcome.

         The Company is currently in litigation with an entertainment company. The Company believes that the entertainment company wrongfully terminated its contracts. The Company seeks to recover commissions owed to MWI, and no estimate can be made in the likelihood of an unfavorable outcome.

         OTHER LITIGATION

         In the normal course of its business, the Company is subject to various lawsuits and claims. The Company believes that the final outcomes of these matters, either individually or in the aggregate, will not have a material effect on its consolidated financial statements.

NOTE 8 - DISTRIBUTION RIGHTS

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

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 9 - FILM COSTS

         Film costs as of June 30, 1999 consisted of projects in development of $471,762. Write-offs of projects in development for the years ended June 30, 1999 and 1998 aggregated to $301,037 and $199,450, respectively. Based on management's present estimate of future revenues at June 30, 1999, substantially all of the unamortized costs of completed projects will be amortized by June 30, 2004.

NOTE 10 - FIXED ASSETS

         Fixed assets as of June 30, 1999 consisted of the following:

                  Furniture and equipment                                                          $        179,604
                  Computer equipment                                                                         77,784
                  Equipment held under capital leases                                                        92,594
                  Leasehold improvements                                                                     45,979
                                                                                                   ----------------

                                                                                                            395,961
                  Less accumulated deprecation and amortization                                             295,118
                                                                                                   ----------------

                      TOTAL                                                                        $        100,843
                                                                                                   ================

         Depreciation and amortization expense for the years ended June 30, 1999 and 1998 were $102,355 and $53,387, respectively.

NOTE 11 - INVESTMENTS

         On February 24, 1999, the Company entered into an agreement to invest in a publicly held company and agreed to purchase 100,000 shares of restricted shares of the Company's common stock for $500,000. For no additional consideration, the Company was issued 100,000 warrants at an exercise price of $6.00 per share. The warrants shall only be exercisable at any time prior to March 1, 2001. The Company has booked this investment at cost, and the investment represents less than 5% ownership in the investee.

         On February 3, 1999, the Company entered into an agreement to invest in a privately held company and agreed to purchase up to $1,000,000 in common shares at a purchase price of $2.00 per share. As of June 30, 1999, the Company purchased 150,000 shares for a total investment of $300,000. The Company has booked the investment at cost, and the investment represents less than 5% ownership in the investee.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
-------------------------------------------------------------------------------
NOTE 11 - INVESTMENTS (CONTINUED)

         These investments are stated at cost, which approximates their fair value as of June 30, 1999.

NOTE 12 - FINANCING FACILITY AND ISSUANCE OF PREFERRED STOCK

         On July 31, 1998, IAT entered into a financing arrangement. At IAT's option, the arrangement allows IAT to sell and requires the other party to purchase up to $5,000,000 worth of convertible preferred stock over a 24-month period, subject to certain restrictions and limitations.

         In the event that IAT's average daily stock closing price, multiplied by the number of shares traded on that day for the preceding 20 trading days is less than $40,000, the preferred stock investor is not required to purchase shares. Although IAT did not exceed the minimum requirement for the September 22, 1998 purchase, the investor did not exercise the right to refuse funding.

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

         The preferred stock pays quarterly dividends at an annual rate of 6% per year.

         On July 31, August 11, and September 22, 1998, IAT exercised its right under this agreement and sold $500,000 worth of Series D and $2,250,000 worth of Series E preferred stock to the investor. In conjunction with this transaction, IAT issued 275,000 shares of Series F preferred stock to the investor which is convertible into common stock at $1.02 per share.

         In addition, IAT paid a finder's fee of $56,250 and granted the investment banker warrants to purchase 30,000 shares of common stock at $1.44 per share.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS AND WARRANTS

         STOCK OPTIONS

         The Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "Plan") on February 17, 1998. The Plan, which was amended in April 1999, authorizes the granting of stock options to officers, non-employee directors, employees, and consultants to purchase an aggregate of 3,000,000 shares of common stock. Options awarded under the Plan expire after 10 years. The Company may also grant other stock options outside its stock option plan.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended June 30, 1999 and 1998:

                                                                                      1999               1998
                                                                                ---------------    ----------------
                  Net loss
                      As reported                                               $    (2,665,052)   $     (1,411,916)
                      Pro forma                                                 $    (4,372,852)   $     (1,411,916)
                  Basic loss per common share
                      As reported                                               $         (0.35)   $          (0.29)
                      Pro forma                                                 $         (0.48)   $          (0.29)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30, 1999 and 1998: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 99%, respectively; risk-free interest rate of 5.5% and 6%, respectively; and expected lives of two and 4.48 years, respectively.

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         STOCK OPTIONS (Continued)

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

         The following summarizes the stock option transactions under the Stock Option Plan:

                                                                                                       Weighted-
                                                                                                        Average
                                                                                    Number of          Exercise
                                                                                      Shares             Price
                                                                                  ---------------  ----------------
                  Balance, June 30, 1997                                                  293,972     $       16.74
                    Expired                                                                (6,944)    $      (97.20)
                                                                                  ---------------

                  Balance, June 30, 1998                                                  287,028     $       14.79
                    Granted                                                             3,420,000     $        1.19
                    Exercised                                                            (600,000)    $        0.71
                    Expired                                                              (585,416)    $        2.56
                                                                                  ---------------

                      BALANCE, JUNE 30, 1999                                            2,521,612     $        4.57
                                                                                  ===============

                      EXERCISABLE, JUNE 30, 1999                                        2,521,612     $        4.57
                                                                                  ===============

                                                       IAT RESOURCES CORPORATION
                               (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         STOCK OPTIONS (Continued)

         The weighted-average remaining contractual life of the options outstanding is 7.13 years at June 30, 1999. The exercise prices for the options outstanding as of June 30, 1999 ranged from $0.50 to $39.00, and the information relating to these options is as follows:

                                                                      Weighted-         Weighted-        Weighted-
                                                                       Average           Average          Average
                                                                      Remaining         Exercise         Exercise
                Range of          Stock             Stock            Contractual          Price            Price
                Exercise         Options           Options         Life of Options     of Options       of Options
                 Prices        Outstanding       Exercisable         Outstanding       Outstanding      Exercisable
           ----------------  ---------------   ---------------     ---------------   --------------   --------------
           $    0.50 - 0.82          720,000           720,000              7.06     $       0.77     $        0.77
           $    0.83 - 2.35        1,600,000         1,600,000              4.94     $       1.19     $        1.19
           $   2.36 - 39.00          201,612           201,612              2.00     $      14.79     $       14.79
                             ---------------   ---------------

                                   2,521,612         2,521,612
                             ===============   ===============

         WARRANTS

         In addition to the 1,533,333 redeemable warrants exercisable at $5.25 per share of common stock issued in connection with the September 1996 public offering, there are approximately 216,667 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 166,667 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the "Bridge Warrants" were automatically exchanged for 166,667 redeemable warrants exercisable at $5.25 per share. The Company has other existing warrants outstanding to purchase an aggregate of 50,000 shares of common stock at prices ranging from $21.00 to $24.00 per share. There were a total of approximately 1,533,333 warrants outstanding as of June 30, 1999.

NOTE 14 - EMPLOYMENT AGREEMENTS

         The Company has entered into agreements for the services of certain of its key executives. These agreements expire through June 30, 2002 and provide for approximate aggregate annual payments of $411,000 and an annual auto allowance of $21,000. Certain of these agreements provide for payments by the Company in the event of death, disability, termination, or a change in control of the Company.

                                                      IAT RESOURCES CORPORATION
                              (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                 AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES

         The provision for (benefit from) federal income taxes at statutory rates is computed as follows:

                                                                                      1999               1998
                                                                                ---------------    -------------
                  Provision for (benefit from) income taxes at statutory
                      34% rate                                                  $    (1,151,000)   $    (480,051)
                  Tax effect (benefit) of
                      Change in valuation allowance                                   1,348,000          521,240
                      State income tax deduction, net of federal
                           benefit                                                     (197,000)         (41,189)
                                                                                ---------------    -------------

                               TOTAL                                            $             -    $           -
                                                                                ===============    =============

         The Company's total deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowance at June 30, 1999 were as follows:

                  Deferred tax asset
                      State net operating loss carryforward                                        $     833,000
                      Federal net operating loss carryforward                                          6,363,000
                                                                                                   -------------

                                                                                                       7,196,000

                  Valuation allowance                                                                 (7,196,000)
                                                                                                   -------------

                           NET DEFERRED TAX ASSETS                                                 $           -
                                                                                                   =============

         As of June 30, 1999, the Company had federal and state net operating loss carryforwards of approximately $18,145,000 and $9,072,000, respectively, which expire through 2013 and 2004, respectively.

         Utilization of the net operating loss carryforwards in any one year may be limited by, among other things, alternative minimum tax rules and restrictions caused by changes in the Company's stock ownership (Internal Revenue Code Section 382). The 1996 ownership changes resulted in an annual Section 382 net operating loss limitation of approximately $945,700.

                                                      IAT RESOURCES CORPORATION
                              (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                 AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 16 - COMMITMENTS AND CONTINGENCIES

         The Company's office leases provide for minimum annual base rents and payment of certain defined operating expenses. The leases expire through June 2002. At June 30, 1999, future minimum annual commitments under non-cancelable lease obligations are as follows:

                   Year Ending                                                 Capital           Operating
                     June 30,                                                   Leases            Leases
                   -----------                                                ---------          ---------
                      2000                                                    $  34,942          $  89,215
                                                                              ---------          ---------
                      Total minimum lease payments                               39,942          $  89,215
                                                                                                 =========
                      Less amount representing interest                           1,684
                                                                              ---------
                           PRESENT VALUE OF NET MINIMUM LEASE
                               PAYMENTS                                       $  33,258
                                                                              =========

         For capitalized leases, the original contract's present value, net of depreciation, is included in net fixed assets. The net book value of fixed assets under capital leases at June 30, 1999 is $50,155. Depreciation expense for leased fixed assets was $30,865 for the year ended June 30, 1999.

         Rent expense for the years ended June 30, 1999 and 1998 was $269,219 and $450,219, respectively.

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

                                                      IAT RESOURCES CORPORATION
                              (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                 AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 17 - MAJOR CUSTOMERS

         For the year ended June 30, 1999, the Company had sales to one customer representing approximately 77% of total revenues. For the year ended June 30, 1998, the Company had sales to three customers representing approximately 40%, 15%, and 11% of total revenues.

         As of June 30, 1999, 70% of the Company's trade receivables was from one customer. As of June 30, 1998, 73% and 21% of the Company's trade receivables were from two customers. One of these customers was acquired by the Company subsequent to the year ended June 30, 1998 (see
         Note 1).

NOTE 18 - YEAR 2000 ISSUE

         The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

         The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

         Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.

                                                      IAT RESOURCES CORPORATION
                              (FORMERLY THE PRODUCERS ENTERTAINMENT GROUP LTD.)
                                                                 AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 19 - SUBSEQUENT EVENTS

         On September 23, 1999, the Company entered into a merger agreement with Infolocity, Inc., a privately-held Internet company. Through its proprietary search technology, Infolocity, Inc. assists publicly traded companies in minimizing the impact of negative or false information posted on the Internet. The terms of the merger include a tax-free exchange of the Company's common stock for 100% of the issued and outstanding stock of Infolocity, Inc. As a result of the merger, Infolocity, Inc. will be a wholly-owned subsidiary of the Company. In addition to the merger, the Company entered into a Bridge Loan Promissory Note for $2,000,000 due from Infolocity, Inc. for advances given by the Company, of which $900,000 has been advanced as of September 30, 1999. The remaining advance will be given in October and November 1999. The note shall accrue interest at 7% per annum and shall be payable quarterly, commencing on November 30, 1999. The loan is guaranteed by the owners of Infolocity, Inc. One of the conditions of this merger is that the Company must maintain its NASDAQ listing. At June 30, 1999, the Company is not in compliance with NASDAQ's listing requirements.

         In August 1999, the Company entered into a $4,000,000 private placement agreement of 6% convertible debentures on a best effort basis. To date, the Company has received $1,350,000.