Form 10QSB
period 1999-09-30
IAT RESOURCES CORP
filed 1999-11-16
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934.

                       For Quarter Ended September 30, 1999
                          Commission file number 0-18410


                             IAT RESOURCES CORPORATION
               (Exact name of registrant as specified in its charter)

              Delaware                               95-4233050
              --------                               ----------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


 5757 Wilshire Blvd., PH1, Los Angeles, CA               90036
 -----------------------------------------               -----
 (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code (323) 634-8634


                ----------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. COMMON STOCK, $.001 PAR VALUE--13,117,737 SHARES AS OF NOVEMBER 12, 1999.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION..........................................    1

 ITEM 1.  FINANCIAL STATEMENTS...........................................

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...........................   13

PART II - OTHER INFORMATION..............................................   18

 ITEM 1.  LEGAL PROCEEDINGS..............................................   18

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................   18

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................   18

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   18

 ITEM 5.  OTHER INFORMATION..............................................   18

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................   19


                  IAT RESOURCES CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                                              SEPTEMBER 30, 1999         JUNE 30, 1999
                                                              ------------------         -------------
                                                                  (UNAUDITED)              (AUDITED)
ASSETS
Current Assets
Cash and cash equivalents                                                231,485          $    11,244
Accounts receivable, net trade                                         1,901,008            1,638,484
Receivable from related parties                                           99,891              102,156
Prepaid expenses                                                          18,142               19,207
                                                                     -----------          -----------
Total current assets                                                   1,901,008            1,769,091

Film costs, net                                                          471,762              471,762
Fixed assets, net                                                         90,303              100,843
Investments                                                            1,068,750              800,000
Due from Infolocity                                                      900,000                    0
Goodwill                                                                 864,413              886,913
Other assets                                                              10,035               10,035
                                                                     -----------          -----------
TOTAL ASSETS                                                         $ 5,306,271          $ 4,040,644
                                                                     -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $1,144,854        $   1,018,476
Obligations under capital leases                                          21,084               33,258
Dividends payable                                                        318,750              278,750
Due to related parties                                                    44,046               69,046
Due to Astor Capital                                                      50,000                    0
Convertible Debenture                                                    250,000                    0
                                                                     -----------         ------------
TOTAL CURRENT LIABILITIES                                             $1,828,734         $  1,399,530

Shareholders' equity:

Preferred Stock, $.001 par value, authorized 20,000,000 shares
  Series A Preferred Stock, $.001 par value, authorized
  1,300,000 shares, 1,000,000 shares issued and outstanding                1,000                1,000

  Series B Preferred Stock, $.001 par value, authorized 1,375,662
  shares; none issued and outstanding                                          0                    0

  Series C Preferred Stock, $.001 par value, authorized 3,000,000
  shares; 2,500,000 and 3,000,000 issued and outstanding                   2,500                3,000

  Series D Preferred Stock, $.001 par value, authorized 50,000
  shares; issued and outstanding 50,000 shares                                50                   50

  Series E Preferred Stock, $.001 par value, authorized 500,000
  shares; issued and outstanding 225,000 shares                              225                  225

  Series F Preferred Stock, $.001 par value, authorized 500,000
  shares; issued and outstanding 275,000 shares                              275                  275

  Series G Preferred Stock, $.001 par value, authorized 4,000,000
  shares; issued and outstanding 1,050,000 shares                          1,050                    0

Common Stock, $.001 par value, authorized 50,000,000 shares;
  issued and outstanding 13,683,659 and 11,975,974 shares                 13,684               11,976

Additional paid-in capital                                            28,556,400           27,071,434
Accumulated deficit and dividends                                    (24,356,205)         (23,436,654)
Accumulated other comprehensive income                                   268,750                    0
Treasury stock, 93,536 shares at cost                                 (1,010,192)          (1,010,192)
                                                                    ------------         ------------
Net shareholders' equity                                              $3,477,537         $  2,641,114
                                                                    ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $5,306,271         $  4,040,644
                                                                    ------------         ------------

                    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   IAT RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                   ---------------------------------
                                                                     1999                     1998
                                                                   --------                 --------
Revenues                                                    $       120,251           $     1,033,223

Costs related to revenues:

  Amortization of film costs                                              0                         0
  Costs of projects sold                                              3,008                   730,470
                                                            ---------------           ---------------

  Net Revenues                                                      117,242                   302,753

General and administrative expenses                                 893,299                 1,173,934
                                                            ---------------           ---------------

  Operating income (loss)                                          (776,057)                (871,181)

Other income (expenses):

Acquisition expense                                                       0                     6,695

Amortization of Goodwill                                            (22,500)                    34,000

Amortization of acquisition Costs                                         0                     5,320

Settlements expense                                                       0                    69,000
                                                            ---------------           ---------------


  Net other income (expense)                                       (22,500)                  (115,015)
                                                            ---------------           ---------------


  Net income (loss)                                                (798,557)                 (986,196)

Provision for income taxes                                           14,744                     5,204
                                                            ---------------           ---------------

  Net income (loss)                                                (813,301)                 (991,500)


Dividend requirement on Series A Preferred Stock                   (106,250)                 (106,250)
                                                            ---------------           ---------------


Net income (loss) applicable to common
  shareholders                                                    ($919,551)             ($ 1,097,750)
                                                            ---------------           ---------------


Net income (loss) per share (basic and diluted)                      ($0.67)                    ($.15)

Average common shares
   outstanding (basic and diluted)                               13,683,659                   7,228,027
                                                            ---------------           ---------------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  IAT RESOURCES CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------
                                                                          1999              1998
                                                                        --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 $   (919,551)        $(991,500)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO
NET CASH (USED IN) OPERATING ACTIVITIES:

    Depreciation of fixed assets                                          10,540            24,298
    Amortization of film costs                                                 0                 0
    Write off of projects in development                                       0                 0
    Amortization of Goodwill                                              22,500            34,000
    Amortization of Acquisition Costs                                          0             5,320
    Amortization of non-competition agreement                                  0            69,000
    Decrease deferred tax asset                                                0            51,300

     CHANGES IN OPERATING ASSETS AND LIABILITIES:

    (Increase) decrease in accounts receivable                            86,994            76,644
    (Increase) decrease in other assets                                        0            69,837
    Increase (decrease) in accounts payable
        and accrued expenses                                             126,378            63,514
    Increase(decrease) in prepaid expenses                                 1,065             4,428
    Decrease (increase) in deferred revenues                                   0        (4,974,759)
                                                                      ----------       -----------
    Net cash (used in) operating activities                             (672,074)       (3,031,918)

CASH FLOWS FROM INVESTING ACTIVITIES:

   (Additions) to film costs, net                                              0           848,411
   Capital (expenditures) on equipment                                         0           (84,081)
   (Increase) in Investments                                                   0                 0
   (Increase) in loans to Infolocity                                    (900,000)                0
   (Decrease) in Right to Receive Revenue                                      0          (196,105)
   (Increase) decrease in receivables from related parties                 2,265            (9,224)
   Increase (decrease) in loans from related parties                     (25,000)                0
   Increase in Acquisition Costs                                           0              (120,660)
                                                                      ----------       -----------
Net cash (used in) investing activities                                 (922,735)        4,438,341
                                                                      ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Obligations Under Capital Leases                                           0               56,842
    Proceeds from preferred and common stock issues                    1,487,224              651,250
    Proceeds from borrowings                                             300,000                    0
    (Repayment) of capital lease obligations                             (12,174)             (31,111)
    Increase in dividends payable                                         40,000                    0
    (Payment) of dividends on Preferred Stock                                  0              212,500
                                                                      ----------          -----------
Net cash provided by financing activities                              1,815,050              889,481
                                                                      ----------          -----------

Net increase (decrease) in cash                                          220,241            2,295,904
Cash and cash equivalents at beginning of period                          11,244            2,268,506
                                                                      ----------          -----------
Cash and cash equivalents at end of period.                           $  231,485            $ (27,398)
                                                                      ----------          -----------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 IAT RESOURCES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                     Series A       Series A     Series C          Series C        Series D
                                                 Preferred Shares    Amount   Preferred Shares      Amount     Preferred Shares
Balance June 30, 1999                                1,000,000        1,000      3,000,000           3,000          50,000

Issuance of Common Shares in Payment
of Dividends on Series A Preferred Stock

Issuance of Common Stock

Issuance of Series C Preferred Stock

Conversion of Series C Preferred Stock                                            (500,000)           (500)



Issuance of Series D Preferred Stock

Conversion of Series D Preferred Stock

Issuance of Series E Preferred Stock

Conversion of Series E Preferred Stock

Issuance of Series F Preferred Stock

Issuance of Series G Preferred Stock

Net Loss

30-Sep-99                                            1,000,000        1,000                          2,434             50,000

Less:

Treasury Stock

Net Shareholders Equity




                                              Series D     Series E     Series E       Series F       Series F        Series G
                                               Amount  Preferred Shares   Amount   Preferred Shares    Amount     Preferred Shares
Balance June 30, 1999                            50        225,000          225         275,000          275

Issuance of Common Shares in Payment
of Dividends on Series A Preferred Stock

Issuance of Common Stock

Issuance of Series C Preferred Stock

Conversion of Series C Preferred Stock



Issuance of Series D Preferred Stock

Conversion of Series D Preferred Stock

Issuance of Series E Preferred Stock

Conversion of Series E Preferred Stock

Issuance of Series F Preferred Stock

Issuance of Series G Preferred Stock                                                                                    1,050

Net Loss

30-Sep-99                                        50        225,000          225         275,000          275            1,050

Less:

Treasury Stock

Net Shareholders Equity



                                                                                           Accumulated
                                                                                              Other
                                          Series G      Common     Common   Add'l Paid-in  Comprehensive   Accumulated      TOTAL
                                           Amount        Stock    Amount     Capital          Income         Deficit
Balance June 30, 1999                                11,975,764   11,976    27,071,434                     (23,436,654)   3,651,306

Issuance of Common Shares in Payment
of Dividends on Series A Preferred Stock                 45,891       45                                                         45

Issuance of Common Stock                              1,162,004    1,163       369,766                                      370,929

Issuance of Series C Preferred Stock

Conversion of Series C Preferred Stock                  500,000      500                                                          0



Other Comprehensive income                                                                      268,750                     268,750

Reversal of Divendend on
  Series E Preferred                                                            66,250                                       66,250

Issuance of Series G Preferred Stock       1,050                             1,048,950                                  (1,050,000)
                                                                                                              (919,551)   (919,551)
Net Loss

30-Sep-99                                  1,050     13,683,659   13,684    28,556,400          268,750    (24,021,205)   4,487,729

Less:

Treasury Stock                                                                                                            1,010,192

Net Shareholders Equity                                                                                                   3,477,537


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   IAT RESOURCES CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1999

(1)       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of IAT Resources Corporation ("IATR" of the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

         On September 23, 1999, the Company signed a definitive merger agreement with Infolocity, Inc. ("Infolocity"), a Silicon Valley-based internet company that provides business intelligence and information for both publicly traded and privately held corporations using its proprietary search engine, FIRST (Fast Internet Real-Time Search Technology) for which patents were filed in September, 1999. In accordance with the merger agreement, upon closing, the Company will issue 7,375,000 shares of common stock in exchange for all the preferred and common stock of Infolocity. Completion of the merger is subject to shareholder approval and other customary closing conditions.

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

(2)       GOODWILL

         Goodwill related to the acquisition of MWI is being amortized over a period of ten years.

(3)      DIVIDEND ON SERIES A PREFERRED STOCK

         For the three months ended September 30, 1999, the Company issued shares of its Common Stock at a market value equivalent to $106,250, which represented the $106,250 quarterly dividend required to be paid on the Series A Preferred Stock for the quarter ended September 30, 1999.

(4)      LOSS PER SHARE

         Loss per share for the three month period ended September 30, 1999 has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on September 30, 1999.

(5)      STOCK OPTIONS AND WARRANTS

         The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company granted options during the period ended September 30, 1999. At September 30, 1999 there were options to acquire 5,589,792 shares outstanding at exercise prices ranging from $0.50 per share to $39.00 per share of Common Stock.

         In addition to the Redeemable Warrants to purchase an aggregate of 1,700,000 shares of Common Stock at $5.25 per share issued in connection with the September 1996 public offering, the Company has other existing warrants outstanding to purchase an aggregate of 142,518 shares of Common Stock at prices ranging from $23.10 to $43.20 per share. There were a total of approximately 1,842,518 warrants outstanding as of September 30, 1999.

(6)      RELATED PARTY TRANSACTIONS

         As of the period ended September 30, 1999, the Company issued a promissory note to Mountaingate Productions, LLC, an affiliate of Irwin Meyer, Chief Executive Officer and Co-Chairman of the Board of Directors of the Company, for the sum of $44,046.14 which represents amounts owed to Mountaingate Productions, LLC under its production agreement with the Company. The promissory note bears interest at the rate of ten percent (10%) per annum.

(7)      EXCHANGE OF 6% CONVERTIBLE SUBORDINATED DEBENTURES

         In September 1999, the Company approved the exchange of $1,050,000 of the 6% Convertible Subordinated Debentures into Series G Convertible Preferred Stock. While the holders of the debentures had elected to exchange and the Board of Directors of the Company had approved the exchange, certain of the legal documents related to the exchange were completed subsequent to September 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         FORWARD AND LOOKING STATEMENTS. This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 with respect to the Company and its operations that are subject to certain risks and uncertainties which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things, the integration of the acquisition of MWI, trends affecting the Company's financial condition and the Company's business and strategies. The stockholders of IATR are cautioned not to put undue reliance on such forward-looking statements. With respect to the entertainment related activities, such forward-looking statements involve risks and uncertainties, including the intensity of competition from other television distributors and the status of the Company's liquidity in future fiscal periods. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

         The Company's revenues in connection with its entertainment related activities are primarily derived from the licensing of rights of family oriented television programming, as well as the sale of home video programming. The amount of revenues derived by the Company from its entertainment activities in any one period is dependent upon, among other factors, projects which are completed and available for distribution during any such period. Accordingly, the amount of revenues recognized in any period are not necessarily indicative of revenues to be recognized by the Company in future periods.

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

         On September 23, 1999, the Company signed a definitive merger agreement with Infolocity, Inc. ("Infolocity"), a Silicon Valley-based internet company that provides business intelligence and information for both publicly traded and privately held corporations using its proprietary search engine, FIRST (Fast Internet Real-Time Search Technology) for which patents were filed in September, 1999. In accordance with the merger agreement, upon closing, the Company will issue 7,375,000 shares of common stock in exchange for all the preferred and common stock of Infolocity. Completion of the merger is subject to shareholder approval and other customary closing conditions.

         In view of the diminished revenue resulting from the discontinuance of certain television production and distribution activities, the Company has focused on the following areas in order to generate working capital over the next twelve months: collection of current accounts receivables; revenues relating to international television sales made by MediaWorks, revenues to be derived from a made-for-television movie currently in development and additional equity financings currently being negotiated. Additionally, upon completion of the merger with Infolocity, the Company expects to derive revenue from the sale of goods and services by Infolocity.

         It is the Company's intention to seek additional strategic alliances, acquisitions, or mergers, that would enable it to generate revenues sufficient to operate profitably, although there can be no assurance that any such alliance, acquisition or merger will be successful.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues for the three months ended September 30, 1999 were $120,250, an 88% decrease from $1,033,223 for the three months ended
September 30, 1998. Revenues for the three months ended September 30, 1999 and September 30, 1998 consisted of income from the continued international distribution of completed projects. The substantial decrease in revenues is attributable to the termination by Sony Music, Inc. of the Distribution Agreement between Sony Music, Inc. and MWI. The Company disputes this termination and has filed suit against Sony Music in this regard. No assurance can be provided that the Company will be successful in this action.

         Amortization of film costs for the three months ended September 30, 1999 and September 30, 1998 was $0.00 for both quarters, and was computed using the Individual Film Forecast Method.

         Cost of sales for the three months ended September 30, 1999 and September 30, 1998, was $3,008 and $730,470, respectively. Cost of sales as a percentage of total revenues decreased from 71% for the three months ended September 30, 1998 to 2.5% for the three months ended September 30, 1999.

         General and administrative expenses for the three months ended September 30, 1999 were $893,299 compared to $1,173,934 for the three months ended September 30, 1998. The $280,635, or 23%, decrease in general and administrative expenses was primarily due to the elimination of certain staff and related benefits of television development and production personnel in the New York and Toronto office.

         During the three months ended September 30, 1999, the Company recorded no additional amortization related to a November 4, 1996 non-competition agreement with a former officer and director since such cost was fully amortized as of December 31, 1998. The Company recorded $69,000 related to this expense for the quarter ended September 30, 1998.

         During the three months ended September 30, 1999, and the three months ended September 30, 1998, the Company recorded no interest income.

         IATR reported a loss of $919,551 or $.06 per share in the three months ended September 30, 1999 compared to a loss of $1,097,500 or $.15 per share in the three months ended September 30, 1998. The income for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of average common shares outstanding increased to 13,683,657 as of the three months ended September 30, 1999 from 7,228,027 as of the three months ended
September 30, 1998 primarily as a result of the exercise of stock options, the issuance of common stock in payment of the dividend due on the Series A Preferred Stock and the conversion of the Series D and Series E Convertible Preferred Stock by the holder thereof. The calculation of average common shares for both periods reflects the effect of the one-for-three stock split completed during the fourth quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had increased liquidity from the comparable period ended September 30, 1998 primarily as a result of cash generated from the issuance and sale of the Company's common stock. Cash and cash equivalents as of September 30, 1999 were $231,485 and trade accounts receivable were $1,551,490. As of September 30, 1999, the Company had recorded accounts payable and accrued expenses of $1,144,854. In the comparable period ending September 30, 1998, the Company had $11,244 in cash and cash equivalents and $1,138434 in trade accounts receivable available to provide payment for $1,018,476 of current liabilities.

         In the event that the merger with Infolocity, Inc. is completed, management estimates that, as of September 30, 1999, the Company's cash commitments for the next twelve months will aggregate approximately $12,500,000 a significant portion of which are requirements associated with the business of Infolocity. In the event that the merger with Infolocity, Inc. is not completed, management estimates that, as of September 30, 1999, the Company's cash commitments for the next twelve months will aggregate approximately $1,800,000.

         The Company incurs expenses associated with base compensation to key officers, independent contractors and consultants as well as expenses related to its office lease. The Company incurs other general and administrative costs such as staff salaries, employee benefits, employer taxes, premiums on insurance policies, marketing costs, office expenses, professional fees, consulting fees and other expenses. For the three months ended September 30, 1999, total cash general and administrative expenses for all categories aggregated approximately $1,000,000. In addition to general and administrative expenses, the required dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock and the Series E Preferred Stock may be paid either in shares of the Company's Common Stock or in cash.

         In the event the Company closes the acquisition of Infolocity, management believes cash generated from operations will be sufficient to fund the combined business for the next twelve months. If the acquisition of Infolocity does not close, management believes that the Company will require additional funding in order to continue its operations and to establish other related businesses to its core business. An inability to raise additional capital could prevent the Company from achieving its objectives and would have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company is seeking to obtain additional external financing or capital. The Company's ability to rely on external sources of funds, rather than its own liquid resources, will be significant in determining the extent to which the Company will be able to seek those strategic alliances or acquisitions required to diversify itself in the internet and e-commerce industries. There is no assurance that such external sources of funds will be available to the Company or that, if available, the terms thereof will be at reasonable cost to the Company. No new agreements have been entered into for any such external financing as of the date of this Report. In August, September, October and November 1999 the Company issued $2,350,000 aggregate principal amount 6% Convertible Subordinated Debentures to certain investors. The net proceeds to the Company from this financing were approximately $2,325,000.

         In July 1998, the Company secured access to a $5,500,000 equity-based line of credit with an institutional investor. The Company's ability to further draw on this equity-based line of credit is subject to stockholder approval, among other requirements. Through September 30, 1999, the Company has received approximately $2,500,000 from the investor in exchange for the sale by the Company of Series D and Series E convertible preferred stock and the issuance of Series F convertible preferred stock to the investor. Subject to the restrictions described above, the Company was committed to use $2,000,000 of the equity-based line of credit, which is available to the Company through August 2000. All of the Series D Preferred Stock issued has been converted into Common Stock. The holders of the Company's Series E Preferred Stock are entitled to annual dividends of 6%, all of which are payable quarterly in cash, or at the Company's option, in shares of Common Stock.

         The Company's ability to satisfy selling, general and administrative costs with cash flow from operations depends on the revenues derived from the continued collections of receivables relating to the international distribution of television programs, the sales agent services rendered by MediaWorks, producer fees derived from a made-for-television movie, as well as, revenues derived from the sale of goods and services by Infolocity if the merger is completed.

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

         The Company has assessed its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products. Based on this assessment, the Company believes that its hardware and software systems are Year 2000 compliant. The Company has assessed the embedded system contained in its leased equipment.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         The Company has received a letter from NASDAQ stating that if the net tangible assets of the Company is not in excess of $2,000,000, the Company's shares of Common Stock may be delisted from the NASDAQ Small Cap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A

        (a)  EXHIBITS

              27.1  -   Financial Data Schedule

        (b)  Reports on Form 8-K

        (c) The Company filed a Current Report on Form 8-K/A on September 29, 1998. Item 7 was reported. The Company filed a Current Report on Form 8-K on July 31, 1998. Item 2 was reported.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            IAT Resources Corporation

                                  (Registrant)

Dated:       November 15, 1999              /s/ IRWIN MEYER
                                            ---------------------------------
                                            Irwin Meyer,
                                            Chief Executive Officer

Dated:       November 15, 1999              /s/ ARTHUR H. BERNSTEIN
                                            ----------------------------------
                                            Arthur H. Bernstein,
                                            Executive Vice President, Principal
                                            Financial Officer