Form 10QSB/A
period 1999-09-30
IAT RESOURCES CORP
filed 1999-11-16
CIK 854937

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

                    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   IAT RESOURCES CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                   ---------------------------------
                                                                     1999                     1998
                                                                   --------                 --------
Revenues                                                    $       120,251           $     1,033,223

Costs related to revenues:

  Amortization of film costs                                              0                         0
  Costs of projects sold                                              3,008                   730,470
                                                            ---------------           ---------------

  Net Revenues                                                      117,242                   302,753

General and administrative expenses                                 893,299                 1,173,934
                                                            ---------------           ---------------

  Operating income (loss)                                          (776,057)                (871,181)

Other income (expenses):

Acquisition expense                                                       0                     6,695

Amortization of Goodwill                                            (22,500)                    34,000

Amortization of acquisition Costs                                         0                     5,320

Settlements expense                                                       0                    69,000
                                                            ---------------           ---------------


  Net other income (expense)                                       (22,500)                  (115,015)
                                                            ---------------           ---------------


  Net income (loss)                                                (798,557)                 (986,196)

Provision for income taxes                                           14,744                     5,204
                                                            ---------------           ---------------

  Net income (loss)                                                (813,301)                 (991,500)


Dividend requirement on Series A Preferred Stock                   (106,250)                 (106,250)
                                                            ---------------           ---------------


Net income (loss) applicable to common
  shareholders                                                    ($919,551)             ($ 1,097,750)
                                                            ---------------           ---------------


Net income (loss) per share (basic and diluted)                     ($0.067)                    ($.15)

Average common shares
   outstanding (basic and diluted)                               13,683,659                 7,228,027
                                                            ---------------           ---------------

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

         IATR reported a loss of $919,551 or $.067 per share in the three months ended September 30, 1999 compared to a loss of $1,097,500 or $.15 per share in the three months ended September 30, 1998. The income for both compared periods included required dividend payments of $106,250 to holders of the Company's outstanding Series A Preferred Stock. The number of average common shares outstanding increased to 13,683,657 as of the three months ended September 30, 1999 from 7,228,027 as of the three months ended
September 30, 1998 primarily as a result of the exercise of stock options, the issuance of common stock in payment of the dividend due on the Series A Preferred Stock and the conversion of the Series D and Series E Convertible Preferred Stock by the holder thereof. The calculation of average common shares for both periods reflects the effect of the one-for-three stock split completed during the fourth quarter 1998.

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

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                            IAT Resources Corporation

                                  (Registrant)

Dated:       November 16, 1999              /s/ IRWIN MEYER
                                            ---------------------------------
                                            Irwin Meyer,
                                            Chief Executive Officer

Dated:       November 16, 1999              /s/ ARTHUR H. BERNSTEIN
                                            ----------------------------------
                                            Arthur H. Bernstein,
                                            Executive Vice President, Principal
                                            Financial Officer