Form 10KSB
period 1999-12-31
NETCURRENTS INC/
filed 2000-05-17
CIK 854937

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ] Annual Report Pursuant to Section 13 or 15(d) of The Securities  Exchange
      Act of 1934

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

           For transition period from July 1, 1999, to December 31, 1999

                         Commission file number 0-18410

                                 NETCURRENTS, INC.
                   (Name of Small Business Issuer In Its Charter)

              DELAWARE                                       95-4233050
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification  No.)

                         9720 WILSHIRE BLVD., SUITE 700
                               LOS ANGELES, CALIFORNIA          90212
                      (Address of Principal Executive Offices)(Zip Code)

                                   (310) 860-0200
                  (Issuer's Telephone Number, Including Area Code)

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                  Yes X No
                                           -----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      The issuer's revenues for the six month period ending December 31, 1999 were $ 342,985.

      As of April 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the issuer based upon the average of the closing bid and asked prices of such stock as reported on the Nasdaq SmallCap Market was $87,195,265.

      As of April 30, 2000, the issuer had 31,678,214 shares of Common Stock, $.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes __ No  X
                                                                          ---

================================================================================

                                NETCURRENTS, INC.
                              INDEX TO FORM 10-KSB

                                                                            PAGE
PART I

Item 1.  Description of Business........................................     4

Item 2.  Description of Property........................................     7

Item 3.  Legal Proceedings..............................................     7

Item 4.  Submission of Matters to a Vote of Security Holders............     7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......     8

Item 6.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................    12

Item 7.  Consolidated Financial Statements:.............................    24

Item 8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................    25

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act..............    25

Item 10. Executive Compensation.........................................    27

Item 11. Security Ownership of Certain Beneficial Owners and Management.    28

Item 12. Certain Relationships and Related Transactions.................    30

Item 13. Exhibits, List and Reports on Form 8-K.........................    31

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE BUSINESS

      We assist corporations and individuals in the achievement of their strategic business goals through the management of Internet-based information. Using FIRST ("Fast Internet Real-Time Search Technology"), our proprietary, patent pending, real-time search technology, we monitor sources of information ranging from thousands of e-publications, Internet sites and message boards, from an extensive universe of targeted Internet locations which are monitored in real-time, 24 hours a day, seven days a week. Our Internet Strategists offer clients comprehensive intelligence, qualitative analysis, and strategic counsel based on this information, thus providing timely, extensive Internet information analysis and professional support.

      We provide our clients with critical information and strategic counsel in a broad range of areas which assist, among other things, in improving corporate performance, protecting and enhancing their corporate and personal images, measuring a wide range of perceptions, providing competitive intelligence, countering misinformation and fraud on the Internet, providing due diligence support and optimizing shareholder value.

      We monitor and deliver this targeted Internet information based on specific criteria pre-determined by clients. Our broad range of services include: real-time web clipping, real-time monitoring and notification, analysis and reporting, competitive intelligence, dissemination of strategic information, due diligence support, merger/acquisition support, forensic accounting support, pre and post IPO support, asset tracking, crisis intervention and a variety of customized services.

HISTORICAL INFORMATION

      For approximately eight years, we operated under the name The Producers Entertainment Group Ltd. Historically, we acquired, developed, produced and distributed dramatic, comedy, documentary and instructional television series and movies and theatrical motion pictures. We distributed our projects in the United States and in international markets for exhibition on standard broadcast television (network and syndication), basic cable and pay cable and for video distribution. We also provided producer and executive producer services in exchange for fees and participations in future profits from these projects. Although we continue to engage in certain entertainment related distribution activities, during the past eight months we have reduced our network and cable television production activities and have redirected our core business towards the Internet.

     While operating as The Producers Entertainment Group Ltd., in July 1998, we acquired MWI Distribution, Inc., which does business under the name MediaWorks International. MediaWorks International continues to distribute television and video programming in the international market.

      As part of our expansion into the Internet and on-line commerce industries, we identified and made investments in two early and expansion stage companies. In February 1999, we purchased 150,000 shares of common stock of flowersandgifts.com, a portal on the Internet for the sale of flowers and other gifts, and 100,000 shares of common stock of Pacific Softworks, Inc., a licensor of Internet-related software and related software development tools, which completed an initial public offering in June 1998. We also have warrants to purchase up to an additional 100,000 shares of Pacific Softworks' common stock.

      On September 23, 1999, we entered into a merger agreement with Infolocity, Inc., a privately-held Internet company located in Burlingame, California and incorporated in January 1999. As of December 27, 1999, the effective date of the merger, Infolocity, Inc. changed its name to NetCurrents Services Corporation and became a wholly-owned subsidiary of NetCurrents, Inc.

      The terms of the merger included a tax-free exchange of NetCurrents, Inc. common stock for 100 percent of the issued and outstanding stock of Infolocity, Inc. The acquisition was accounted for as a pooling of interests and, consequently, the accompanying historical financial information for the six-month period ending December

31, 1999, has been restated to reflect the effects of the combination. In connection with the merger, we issued 7,375,001 shares of common stock.

RECENT DEVELOPMENTS

      On March 3, 2000, we entered into an equity securities purchase agreement with the Brown Simpson Strategic Growth Fund Ltd. and the Brown Simpson Strategic Growth Fund L.P. to purchase up to $34,000,000 of common stock directly and through warrants. If Brown Simpson exercises its warrants, Brown Simpson could own 5,698,000 shares in the Company. In March 2000, we received $8,500,000 of this financing for the purchase of the initial 1.7 million shares of common stock. The balance is due through the exercise of warrants to purchase 3,998,000 shares at exercise prices ranging from $6 to $9 per share for the Company's common stock.


OUR STRATEGY

      We supply Internet information and analysis in our specific target markets. The underlying concept of our business plan is to offer services driven by our proprietary technologies and whose functionality is a product of the search for, identification, extraction, analysis and delivery of specific information derived from the Internet in real-time. To this data stream, we add wide ranging analytical and strategic capabilities. The results are integrated into written reports and a secure portal where clients have access to both our search and analysis capabilities and all of their historical reports and strategic planning. This concept has significant value to the user in an extensive variety of decision-making processes.

      We currently focus on market segments within the business-to-business sector that have been carefully selected in order to ensure that they have optimum leverage and opportunity for significant market penetration. Management is currently expanding its service offerings across these and new market segments. Our goals will be achieved through the effective utilization of current and future technologies created, purchased or licensed by our research and development team, combined with our base of professional Internet Strategists. We are also evaluating strategic alliances, as well as, horizontal and vertical acquisitions that have synergistic benefits to the strategic plan.

CURRENT SERVICES

      In developing its current service offerings, we recognize the need for rapidly sourcing and analyzing critical Internet information, assessing the impact of this information and quickly developing constructive action plans that allow companies to be proactive in their strategic planning and to access the results obtained. Management believes the information available on the Internet from thousands of locations can be of invaluable strategic importance, a necessity in the corporate quest to maximize corporate performance, assess competitive environments, evaluate market positioning, minimize the adverse consequences resulting from fraud or misinformation and enhance investor and public relations. With these key issues in mind, we developed the InvestorFacts, AgencyFacts, CyberFacts, CyberPerceptions, Competitive Intelligence, Strategic Information Dissemination and Emergency Task Force service models. New services are under development.

      InvestorFacts is our basic monitoring and notification service that includes monthly reporting. AgencyFacts is a streamlined information tool, which includes graphic presentations, designed to assist public and investor relations firms in providing sophisticated information and perception tools to their clients. CyberFacts is a mid-range service that provides monitoring, analysis, response to incorrect postings, message removal, more frequent reporting and strategic support to clients. CyberPerceptions provides extensive, in-depth monitoring, analysis and competitive intelligence to clients. Our Competitive Intelligence service is a monitoring, reporting and strategic planning vehicle designed to assist clients in targeting valuable competitive data specific to their industry and competitors. The Strategic Information Dissemination service assists clients in the creation of innovative strategies coupled with focused dissemination programs. Emergency Task Force ("ETF") services are comprised of a select team of top personnel who are able to assist clients in specialized situations such as mergers, acquisitions, pre-IPO strategy or corporate crises. In some situations, these services are customized for a specific situation. As well, we provide strategic dissemination services designed to assist companies in the implementation of Internet strategies or responding to postings.

INTERNET STRATEGISTS

      Our specially trained team of Internet Strategists ensures that the maximum benefit is derived from the information gathered by our search engine. Internet Strategist candidates initially are interviewed to ensure that they have the necessary sophistication and educational background in finance. They then receive in-depth training in the highly specialized client service programs we provide. This training program ensures that the client service programs are uniformly executed and the highest service and support levels are delivered to each client. As well, there is a client support team designated for each client.

RESEARCH AND DEVELOPMENT

      We have an expanding technology team whose goals are to continue to enhance our real-time, patent pending search technology. Headed by Carlos Gonzales, our Chief Technology Officer, the technology department has recently integrated an Oracle database into our technology, thereby further enhancing our reporting capabilities. We are currently expanding our technology feature sets and tools in order to provide an even broader range of services to new clients and other market segments. In the last three months, we have added two new programmers to the technology department and plan to continue to expand our capabilities over the balance of the year.

SALES AND MARKETING

      Our sales strategy includes the use of both a direct sales force and channel sales. The direct sales force currently utilizes a team of experienced sales personnel in offices located in San Francisco, Los Angeles and Toronto. We intend to open offices in other major cities across North America.

      We currently are involved in the development of a variety of forms of channel sales. These sales take place through channel partners such as public relations and investor relations firms who provide NetCurrents with the ability to address hundreds or thousands of potential clients through each relationship.

      Our marketing strategy is designed around the continued development of brand name recognition and our reputation for the its real-time, innovative, and customized Internet information management and strategic services. We utilize many forms of marketing including: advertising, public and media relations, investor relations, seminars, conferences and Internet marketing in its ongoing marketing programs.

STRATEGIC ALLIANCES

      We are involved in discussions with a number of potential strategic alliance partners who bring to NetCurrents a variety of value added relationships including: extensive distribution channels, vast sales forces, international offices, proprietary software potentially capable of integration with our existing products, multi-national corporate customer bases and added financial resources.

COMPETITION

      We believe our existing combination of patent pending, real-time search capabilities, search universe, proprietary database of historical data, profiling capabilities, coupled with its analysis and strategic counsel set it apart from its competition. Most of the companies providing search services deliver delayed and dated information and lack the flexibility and scalability of our proprietary technology. More fundamentally, these companies offer limited analysis of Internet communications and limited ability to disseminate information to the online discussion communities; few possess the ability to respond to inaccurate and fraudulent postings or have a special team created to handle emergencies, crises, merger/acquisition support or other critical situations.

      Certain competitors offer webclipping services. These companies include:
PR Newswire, Webclipping.com, Cyberalert.com, and Middleberg. The larger PR firms are taking steps to offer web clipping services, since they realize the PR arena is moving onto the Internet. Many are hiring personnel to scan the Web in an attempt to gather information, others are developing technology, and yet others are partnering with companies that have technology. Their services differ from our s in that they use generic technology to search the Internet for key words or phrases and then simply "clip" the articles and forward the data to their clients without any form of analysis or interpretation. These types of web clipping services primarily search electronic magazines, publications, and other static sites, but fail to hit message boards or other web sites with relevant information, thereby limiting their search universe. We believe the web clipping service that forms part of our service package captures information from a broader universe, and includes analysis and integration of this information into the client's overall strategy. Our superior technology and broader service range allows us to sell a superior service into this market segment.

EMPLOYEES

      As of April 30, 2000, we had 38 employees. We believe we have a good relationship with our employees.

ITEM 2.  DESCRIPTION OF PROPERTY

      We lease approximately 2,700 square feet located at 9720 Wilshire Boulevard, Los Angeles, California for our corporate offices pursuant to a lease that expires on December 31, 2004. Our current annual rent expense is $94,368. We currently sublease to a third party approximately 4,429 square feet located at 767 3rd Avenue in New York City pursuant to a lease that expires on June 30, 2002. The current annual rent expense is approximately $167,928, which is fully covered by the terms of the sublease. Our NC Services subsidiary's offices are located at 1350 Old Bayshore Highway, Suite 30 and 50, Burlingame, California 94010. Suite 30 is approximately 3,600 square feet and the lease expires on January 31, 2002. The current annual rent expense is $90,972. Suite 50 is approximately 2,600 square feet and the lease expires on May 31, 2005. The current annual rent expense is $104,544. We believe that our current facilities are sufficient for our current needs and our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      In the normal course of our business, we are subject to various claims and legal actions. We believe that we will not be materially adversely affected by the ultimate outcome of any of these matters either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On December 16, 1999, we held a Special Meeting of Stockholders.

     (b) The following directors were elected at the meeting on December 16, 1999: James J. Cerna, Jr. and Victor A. Holtorf. There were 12,551,496 votes cast in favor of each director, 0 votes cast against each director, and 120,770 abstentions.

     (c) The stockholders of the Company voted to approve the issuance of shares (the "Share Issuance") of the Company's common stock, par value $.001 per share, pursuant to the merger of Infolocity, Inc. ("Infolocity"), a California Corporation, with and into the Company. There were 7,108,899 votes cast in favor of the issuance, 75,648 votes cast against the issuance, and 62,418 abstentions.

     (d) Stockholders voted to approve an amendment (the "Name Change Amendment") to the Company's Restated Certificate of Incorporation to change the name of the Company from IAT Resources Corporation to NetCurrents, Inc. There were 12,561,143 votes in favor of the Name Change Amendment, 40,569 votes cast against the Name Change Amendment, and 70,554 abstentions.

     (e) Stockholders voted to approve an amendment to the Company's 1998 Stock Incentive Plan to increase the number of shares available for issuance under the 1998 Stock Incentive Plan. There were 6,628,586 votes in favor of the amendment, 406,553 votes cast against the amendment, and 211,826 abstentions.

     (f) Stockholders voted to approve the issuance of shares of Common Stock upon conversion and/or exercise of Debentures and Warrants. There were 6,933,184 votes cast in favor of the issuance, 141,065 votes cast against the issuance, and 172,716 abstentions.

                                         PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

      Our Common Stock is currently traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "NTCS." The following table sets forth the high and low bid prices on Nasdaq for the periods indicated, as reported by Nasdaq, retroactively adjusted for the May 1996 one-for-four and the May 1998 one-for-three reverse stock splits. The quotations are inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.



                                                          COMMON STOCK
                                                         HIGH       LOW
                                                         BID        BID
      PERIOD
         March 31, 1998..........................       $ 2.75     $1.50
         June 30, 1998...........................         2.38      1.44
         September 30, 1998......................         2.00      0.75
         December 31, 1998.......................         0.88      0.19

         March 31, 1999..........................       $ 4.25     $0.22
         June 30, 1999...........................         3.88      1.00
         September 30, 1999......................         2.50      0.72
         December 31, 1999.......................         2.56      1.34


      On April 25, 2000, the prices of the Common Stock as reported by Nasdaq were $3.63 bid and $4.44 asked. On such date there were approximately 256 holders of record of the Common Stock. The number of stockholders does not take into account stockholders for whom shares are being held in the name of brokerage firms or clearing agencies.

DIVIDENDS

      As of April 25, 2000, we have outstanding 1,000,000 shares of Series A Preferred Stock which are entitled to annual dividends aggregating $425,000. We have outstanding 800,000 shares of Series C Preferred Stock. Holders of our Series C Preferred Stock are entitled to dividends of 8% annually, so long as we have net profits in excess of $1,000,000 in the applicable fiscal year. No dividends are currently due on the Series C Preferred Stock. No dividends may be paid on the Common Stock unless all dividends on the Series A Preferred Stock and Series C Preferred Stock have been paid or provision has been made for such payment. Pursuant to the terms of our outstanding Series A Preferred Stock, which we issued in a public offering consummated in December 1994, and pursuant to the terms of our outstanding Series C Preferred Stock, at our option, we may pay dividends on the preferred stock in cash or in shares of our Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES


      From July 1, 1999, through April 30, 2000, we sold the following securities which were not registered under the Securities Act. The Company did not employ any form of general solicitation or general advertising in connection with the offer and sale of the securities and warrants to purchase common stock described below. In addition, the placement agent and the purchasers of the securities are "accredited investors" for the purposes of Rule 501 of the Securities Act of 1933, as amended, unless otherwise specified. For these reasons, among others, the offer and sale of the following securities were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

     o On July 31, 1998, we sold 50,000 shares of Series D Preferred Stock for $500,000 and issued 50,000 shares of Series F Preferred Stock to an accredited investor. The Series D Preferred Stock converts according to a formula based on a 20% discount to the market price of the common stock. The Series F Preferred Stock converts on a one-for-one basis at fair market value.

     o On August 2, 1999, we sold an aggregate of 175,000 shares of Series E Preferred Stock for $1,750,000 and 175,000 shares of Series F Preferred Stock to an accredited investor. The Series E Preferred Stock converts at a 17.5% discount to the market price of the common stock. The Series F Preferred Stock converts on a one-for-one basis at fair market value.

     o On August 5, 1999, we granted an accredited investor an option to acquire 100,000 shares of our common stock at an exercise price of $1.00 per share.

     o On August 27, 1999, we issued and sold to an accredited investor a convertible debenture in the principal amount of $375,000 and granted the accredited investor warrants to acquire an aggregate of 56,250 shares of common stock. All convertible debentures we issued and sold between August and December 1999 were 6% Convertible Subordinated Debentures convertible into shares of common stock.

     o On September 2, 1999, we issued and sold to an accredited investor a convertible debenture in the principal amount of $100,000 and granted the accredited investor warrants to acquire an aggregate of 15,000 shares of common stock.

     o On September 3, 1999, we issued 70,000 shares ($2.0625) of common stock to an accredited investor as compensation for consulting services and granted the accredited investor options to acquire an aggregate of 200,000 shares of common stock, of which 150,000 are currently exercisable. The remaining 50,000 options vest on June 1, 2000. *** 2.0625[VALUE OF SERVICES]

     o On September 7, 1999, we issued and sold to an accredited investor a convertible debenture in the principal amount of $275,000 and granted the investor warrants to acquire an aggregate of 41,250 shares of common stock.

     o On December 22, 1999, pursuant to an amended and restated merger agreement with NC Services, Merger Sub and James J. Cerna Jr. and Victor A. Holtorf, NC Services became a wholly owned subsidiary of NetCurrents, and NC Services stockholders became stockholders of our company. Each share of NC Services' common stock, par value $.001 per share (the "NC Services Common Stock") and each share of NC Services' Series A Preferred Stock, par value $.001 per share (the "NC Services Preferred Stock") was converted into the right to receive that number of shares of NetCurrents Common Stock as was equal to approximately 7,375,000 divided by the sum of the combined total number of shares of NC Services Common Stock and NC Services Preferred Stock. Although some of the NC Services shareholders were unaccredited investors, less than 35 of those shareholders were unaccredited, and the Company provided an Information Statement to all of the NC Services shareholders in compliance with the Securities Act.

     o On September 24, 1999, we issued and sold to three accredited investors convertible debentures in the aggregate amount of $600,000 and granted the three accredited investors warrants to acquire an aggregate of 90,000 shares of common stock.

     o On October 20, 1999, we issued and sold to nine accredited investors convertible debentures in the aggregate amount of $470,000 and granted the nine accredited investors warrants to acquire an aggregate of 70,500 shares of common stock.

     o On October 22, 1999, we issued and sold to three accredited investors convertible debentures in the aggregate amount of $160,000 and granted the three accredited investors warrants to acquire an aggregate of 24,000 shares of common stock.

     o On October 27, 1999, we issued and sold to an accredited investor a convertible debenture in the principal amount of $20,000 and granted the accredited investor warrants to acquire an aggregate of 3,000 shares of common stock.

     o On November 2, 1999, we issued and sold to two accredited investors convertible debentures in the aggregate amount of $350,000 and granted the two accredited investors warrants to acquire an aggregate of 52,500 shares of common stock.

     o On December 1, 1999, we issued and sold to an accredited investor a convertible debenture in the principal amount of $25,000 and granted the accredited investor warrants to acquire an aggregate of 3,750 shares of common stock.

     o On December 8, 1999, we issued and sold to three accredited investors convertible debentures in the aggregate amount of $225,000 and the three accredited investors warrants to acquire an aggregate of 33,750 shares of common stock.

     o On December 14, 1999, we issued and sold to two accredited investors convertible debentures in the aggregate amount of $300,000 and granted the two accredited investors warrants to acquire an aggregate of 45,000 shares of common stock.

     o On December 16, 1999, we issued 400,000 shares of our common stock to Strategic Capital Consultants as a result of their conversion of Series C Preferred Stock purchased in January 1999.

     o On March 27, 2000, we issued an aggregate of 500,000 shares of our common stock to Salvatore Grosso and Lawrence Jacobson pursuant to their options granted on January 14, 1999.

     o On March 3, 2000, we issued and issued and sold 1,700,000 shares of Common Stock, at a price of $5.00 per share, to Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. In connection with the offer and sale of the Common Stock, we also granted Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. warrants to purchase an aggregate of 3,498,000 shares of Common Stock on the terms described below. We granted "Series A" stock purchase warrants for the purchase of 1,166,000 shares of Common Stock. The Series A warrants are currently exercisable at a price of $6.00 per share, and provide for mandatory exercise if the closing bid price per share of the Common Stock equals or exceeds $8.00 for twenty consecutive trading days after a registration statement covering the underlying Common Stock has been declared effective. We granted "Series B" stock purchase warrants for the purchase of 1,166,000 shares of Common Stock. The Series B warrants become exercisable at a price of $7.00 per share if the closing bid price per share of the Common Stock equals or exceeds $8.00 for twenty consecutive trading days after a registration statement covering the underlying Common Stock is declared effective, and provide for mandatory exercise if the closing bid price per share of the Common Stock equals or exceeds $10.00 for 20 consecutive trading days after a registration statement covering the underlying Common Stock has been declared effective. We granted "Series C" stock purchase warrants for the purchase of 1,166,000 shares of Common Stock. The Series C warrants become exercisable for $9.00 per share if the closing bid price per share of the Common Stock equals or exceeds $10.00 for twenty consecutive trading days after a registration statement covering the underlying Common Stock is declared effective, and provide for mandatory exercise if the closing bid price per share of the Common Stock equals or exceeds $14.00 for 20 consecutive trading days after a registration statement covering the underlying Common Stock has been declared effective.

     o On March 3, 2000, we also granted Common Stock purchase warrants for the purchase of an aggregate of 500,000 shares of Common Stock, at an exercise price of $4.50 per share, to the placement agent involved with the offer and sale of Common Stock and Common Stock purchase warrants to Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. These warrants are currently exercisable for 250,000 shares of Common Stock. These warrants become exercisable with respect to an additional 83,333 shares of Common Stock if the closing bid price per share of the Common Stock equals or exceeds $8.00 for any period of twenty consecutive trading days. These warrants become exercisable with respect to an another 83,333 shares of Common Stock if the closing bid price per share of the Common Stock equals or exceeds $10.00 for any period of twenty consecutive trading days. These warrants become exercisable with respect to the remaining 83,334 shares of Common Stock if the closing bid price per share of the Common Stock equals or exceeds $14.00 for any period of twenty consecutive trading days.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The following discussion and analysis should be read in conjunction with our Financial Statements and notes included elsewhere in this Form 10-KSB.

      The Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain forward-looking statements with respect to us and our operations that are subject to certain risks and factors which could cause our future actual results of operations and future financial condition to differ materially from that described herein. These risk factors include, but are not limited to, our potential inability to realize the business plan. Other risk factors include the intensity of competition from other companies which focus on enabling innovations for the Internet and business-to-business e-commerce, the status of our liquidity in future fiscal periods, factors that affect the Internet technology and online commerce industries such as network performance, reliability, speed of access, ease of use and bandwidth availability, and factors that generally affect the Internet commerce, such as economic, political, regulatory, technological and public taste environments, as well as the factors discussed below in "-- Factors That Could Impact Future Results."

      Our revenues are currently derived from NetCurrents Services Corporation and MediaWorks. The limited amount of revenues recognized during this period are not necessarily indicative of revenues to be recognized in future periods.

REVENUE RECOGNITION

      Revenues derived from NC Services are recognized on an accrual basis as earned.

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

      Amortization of film costs is charged to operations on a project-by-project basis. Under the individual film forecast method of Statement of Financial Accounting Standards No. 53, the cost charged per period is determined by multiplying the remaining unamortized costs of the project by a fraction, whose numerator is the income generated by the project during the period and whose denominator is management's estimate of the total gross revenue to be derived by the project over its useful life from all sources. The effect on the amortization of completed projects resulting from revision of management's estimates of total gross revenue on certain projects are reflected in the year in which such revisions are made.

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

      On September 23, 1999, NetCurrents, Inc. entered into a merger agreement with Infolocity, Inc., a privately-held Internet company located in Burlingame, California and incorporated in January 1999. As of December 27, 1999, the effective date of the merger, Infolocity, Inc. changed its name to NetCurrents Services Corporation ("NC Services") and became a wholly-owned subsidiary of NetCurrents, Inc.

      The terms of the merger included a tax-free exchange of NetCurrents, Inc. common stock for 100% of the issued and outstanding stock of Infolocity, Inc. The acquisition was accounted for as a pooling of interests and, consequently, the accompanying historical financial information for the six-month period ending December 31, 1999 has been restated to reflect the effects of the combination. In connection with the merger, the Company issued 7,375,001 shares of common stock.

RESULTS OF OPERATIONS

PERIOD FROM JULY 1, 1999 THROUGH DECEMBER 31, 1999 ("1999 INTERIM PERIOD") COMPARED WITH THE PERIOD FROM JULY 1, 1998 THROUGH DECEMBER 31, 1998 ("1998 INTERIM PERIOD")

      Our aggregate revenues for the six months ending December 31, 1999 decreased $70,080 or 17% compared to the six-month period ending December 31 1998. Revenues for the six months ended December 31, 1999 consisted of sales of $155,466 generated by our NC Services subsidiary and $187,519 generated by our MediaWorks subsidiary. Revenues for the six-month period ending December 31, 1998 primarily consisted of fees from the production and distribution of one made-for-television movie for a broadcast network and four additional made-for-television movies which were exhibited on The Family Channel and Showtime Network, and are currently being distributed internationally.

      Cost of sales for the six months ending December 31, 1999 was $96,997 as compared to $90,171 for the six-month period ending December 31, 1998. These costs relate to MediaWorks revenues and with the difference being due to increased distribution costs for the six months ending December 31, 1999.

      General and administrative expenses increased to $2,895,211, in six months ending December 31, 1999 from $2,621,725 in the six-month period ending December 31, 1998 or an increase of $273,486. However, when reviewed in detail, the Company's ongoing general and administrative expense actually decreased for the six month period ended December 31, 1999, as approximately $510,000 of the expenses were incurred as a result of the cost of the Infolocity, Inc. merger. The decrease in the general and administrative expenses primarily is attributable to the closure of our operations in New York and Toronto in January 1999 which carried contractual obligations through approximately August 1999.

      Interest income during the six months ending December 31, 1999 was $10,325, and primarily consisted of short-term investment interest income.

      Interest and financing expense in the six months ending December 31, 1999 was $37,189 as compared to $0 in the six-month period ending December 31, 1998. The interest and financing expense for the six months ended December 31, 1999 primarily consisted of interest paid to convertible debenture holders.

      On November 4, 1996, we settled our litigation with a former officer and director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required us to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with us through December 31, 1998. Accordingly, amortization of the covenant not to compete was $115,000 in Fiscal 1999 and $276,000 in Fiscal 1998. The covenant not to compete was fully amortized in June 30, 1999 and thus there is no related cost for the six months ended December 31, 1999.

      The comprehensive net loss applicable to common shareholders was $5,670,345 for the six months ended December 31, 1999 as compared to a net loss of $2,719,417 for the six-month period ending December 31, 1998. Of this amount for the six month period ending December 31, 1999, $957,000 represents a beneficial conversion feature on Series G Preferred Stock as a dividend, an unrealized gain on investment of $225,050, and $213,813 represents the dividend paid in Common Stock to the holders of the Series A Preferred Stock and Series G Preferred Stock. Of the amount for the six-month period ending December 31, 1998, there were no non-recurring expenses and $212,500 represented the dividend paid in Common Stock to the holders of the Series A Preferred Stock.

YEAR ENDED JUNE 30, 1999 ("FISCAL 1999") COMPARED WITH THE YEAR ENDED JUNE 30, 1998 ("FISCAL 1998")

      Revenues for the year ended June 30, 1999 were $2,936,718 as compared to $22,369,511 for the year ended June 30, 1998, a decrease of 87%. Revenues for the year ended June 30, 1999 primarily consisted of sales made by our MediaWorks subsidiary and licensing of programs made by us. Revenues for the year ended June 30, 1998 primarily consisted of fees from the production and distribution of one made-for-television movie for a broadcast network and four additional made-for-television movies that were exhibited on The Family Channel and Showtime Network, and are currently being distributed internationally. This significant decrease from Fiscal 1998 was the result of a reduction in our television development and production activities.

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

      The net loss applicable to common shareholders was $3,156,302 for Fiscal 1999 as compared to a net loss of $1,836,916 for Fiscal 1998. Of this amount for Fiscal 1999, $416,037 represents non-recurring expenses and $491,250 represents the dividend paid in Common Stock to the holders of the Series A Preferred Stock and Series E Preferred Stock. Of the amount for Fiscal 1998, $889,089 represented non-recurring expenses and $425,000 represented the dividend paid in Common Stock to the holders of the Series A Preferred Stock.

YEAR ENDED JUNE 30, 1998 ("FISCAL 1998") COMPARED WITH THE YEAR ENDED JUNE 30, 1997 ("FISCAL 1997")

      Revenues for the year ended June 30, 1998 were $22,369,511 as compared to $5,521,441 for the year ended June 30, 1997, an increase of 305%. Revenues for the year ended June 30, 1998 primarily consisted of fees from the production and distribution of one made-for-television movie for a broadcast network and four additional made-for-television movies which were exhibited on The Family Channel and Showtime Networks, and are currently being distributed internationally. Revenues for the year ended June 30, 1997 primarily consisted of the continuing international distribution of completed projects and from personal management fees, which business was discontinued in June 1998. This significant increase from Fiscal 1997 was the result of a greater level of production and distribution.

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

      On November 4, 1996, we settled our litigation with a former officer and director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required us to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with us through December 31, 1998. Accordingly, amortization of the covenant not to compete was $276,000 in Fiscal 1998.

      The net loss applicable to common shareholders was $1,836,916 for Fiscal 1998 as compared to $5,017,145 for Fiscal 1997. Of this amount for Fiscal 1998, $889,089 represents non-recurring expenses and $491,250 represents the dividend paid in Common Stock to the holders of the Series A Preferred Stock and Series E Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1999, having completed the merger with Infolocity and commencing the execution of our new business plan, we need a significant amount of resources to execute the business plan and increase our presence in the Internet industry. During the six month period ended March 31, 2000, as set out below, the Company received at total of $12,500,000 to fund the execution of its business plan.

      Our cash commitments for the year ending December 31, 2000, include payment of our current liabilities of $2,041,669 and compensation to officers and key independent contractors of $1,500,000 and office rent of $ 289,884, aggregating approximately $3,831,553.

      Net cash used in operating activities of our company in six months ending December 31, 1999 was $2,959,478 as compared to $527,949 in the six-month period ended December 31, 1998. Net cash provided by investing activities during the six months ending December 31, 1999, was $33,562 and net cash used in investing activities during the six-month ended December 31, 1998, was $845,689. Net cash provided by financing activities of our company during the six months ending December 31, 1999, was $3,357,389 and net cash provided by financing activities of our company during the six-month period ended December 31, 1998, was $857,242.

      Our total cash and cash equivalent balance as of December 31, 1999 was $798,855 as compared to our total cash and cash equivalent balance of $367,382 as of June 30, 1999.

      In July 1998, we secured access to a $5,500,000 equity-based line of credit with an institutional investor, subject to certain minimum trading qualifications. To date, we have sold $2,250,000 of convertible preferred stock to the investor.

      In August 1999, we entered into an agreement for a private placement of up to $4,000,000 of 6 percent convertible debentures. During the period from August 1999 to March 31, 2000, we have closed this private placement and received the full $4,000,000. All of the debentures have been converted to common shares as at April 29, 2000.

      On March 3, 2000, NetCurrents, Inc. entered into a securities purchase agreement with Brown Simpson Funds to offer up to $34,000,000 worth of shares of common stock or 5,698,000 shares at an average price of $6.50 per share. The Company combined an immediate equity financing of $8,500,000 in common stock, which the we received on March 3, 2000, with callable warrants for an additional $25,500,000. Under the terms of the securities purchase agreement, NetCurrents Inc. granted warrants to purchase 3,998,000 shares of common stock at exercise prices ranging from $4.50 to $9 per share.

      We believe that cash flow from operations, cash on hand and availability under our current funding agreement with Brown Simpson Funds, as well as other available financing sources, should be sufficient to fund our operations and service its debt in the foreseeable future. However, there are a number of factors that could change our anticipated needs, and could require that we try to raise additional financing.

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

IMPACT OF YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Any of our computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in potential disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. We have assessed our hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products. To date, we have not experienced any significant Year 2000 problems and, therefore, the risk that any Year 2000 problems will occur in the future has been diminished significantly.

      In addition, we have received information from our key vendors and customers regarding their Year 2000 exposures which would have a material effect on us. The financial impact on us of such third parties not achieving high levels of year 2000 readiness cannot be estimated with any degree of accuracy. In the area of business continuity, technological operations dependent in some way on one or more third parties, the situation is much less in our ability to predict or control. In some cases, third party dependence is on vendors or technology who are themselves working towards solutions to year 2000 problems. In other cases, third party dependence is on suppliers of products and services that are themselves computer-intensive. Although to date we have not experienced any material disruptions in our operations, an undiscovered failure to achieve Year 2000 compliance by third-party systems could result in failure or inaccessibility of our services and could adversely affect our business, financial condition and results of operations.

FACTORS THAT COULD IMPACT FUTURE RESULTS

          FACTORS AFFECTING THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES

RISKS RELATED TO OUR BUSINESS

WE ACQUIRED NC SERVICES IN DECEMBER 1999. IF WE FAIL TO GROW THE NC SERVICES BUSINESS OR IF WE CANNOT SUCCESSFULLY INTEGRATE NC SERVICES' BUSINESS INTO OURS, OUR BUSINESS AND FINANCIAL CONDITION COULD SUFFER.

      On December 22, 1999, we completed the acquisition of NC Services (previously known as Infolocity, Inc.), a privately held Internet company which, through its proprietary search technology, helps publicly traded companies minimize the impact of negative information posted on the Internet. This merger will necessarily involve the integration of two businesses that have previously operated independently. We merged with NC Services with the expectation that this merger would help us execute our plan to expand our core business into the Internet industry and provide us with further opportunities to promote synergistic business relationships among other Internet companies. However, we cannot be certain that our acquisition of NC Services will enable our business to realize a higher rate of growth. In addition, there can be no assurance that we will be able to successfully integrate the operations of NC Services into our existing operations or that we will realize all of the benefits expected from this integration. In order to achieve these anticipated benefits, we must efficiently, effectively and timely integrate NC Services' operations into ours. The combination of these businesses requires, among other things:

      o integration of management staffs and necessary support staffing to meet the combined entity's business growth opportunities;

      o    coordination of operations and marketing efforts; and

      o    location of adequate sources of additional funding.

      Full integration of these businesses requires considerable effort on the part of our management, who will need to dedicate considerable time toward integrating the financial and information systems, management staffs and organizational cultures of the separate businesses. We could experience problems associated with the integration, and the integration itself may not proceed efficiently or be successful. Any delay in completing the integration may negatively impact the combined entity's ability to provide ongoing quality products and services, which in turn may negatively impact the future revenues, net income and earnings per share of the combined entity. Additionally, unexpected costs incurred in connection with the integration could decrease operating margins and negatively impact net income and earnings per share of the combined entity. In addition, there can be no assurance that the operations, management and personnel of the businesses will be compatible or that NC Services will not experience the loss of key personnel, notwithstanding the fact that we have employment agreements with a number of these key employees. Furthermore, even if we successfully integrate NC Services' operations into ours, the combination may nevertheless adversely affect our business and results of operations by interrupting or interfering with our pre-existing business operations, diverting management's attention and resulting in additional management expenses.

ALTHOUGH WE CONTINUE TO OPERATE IN THE ENTERTAINMENT BUSINESS ON A SIGNIFICANTLY REDUCED SCALE, OUR PROSPECTS IN THE INTERNET SECTOR ARE DIFFICULT TO FORECAST BECAUSE WE HAVE ONLY BEEN TRANSITIONING TO THE INTERNET AND ONLINE COMMERCE INDUSTRIES SINCE FEBRUARY 1999.

      We announced our intention to expand our business in the Internet and electronic commerce industries in February 1999, and we have changed our core television production business to Internet technology services, primarily through our acquisition of NC Services. These industries are new, highly speculative and involve a substantial degree of risk. Since we are in an early stage of development in these rapidly evolving industries, our prospects are difficult to predict and could change rapidly and without warning. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of developing and expanding their business, particularly companies in the new and rapidly evolving Internet technology and online commerce markets. These risks include, but are not limited to, the inability to attract key personnel knowledgeable in the Internet markets, the inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the inability to manage potential growth. To address these risks, we must, among other things:

      o    successfully implement new business and marketing strategies;

      o    respond to competitive developments;

      o    expand our funding of early and expansion-stage companies; and

      o    attract and retain qualified personnel.

WE MAY NOT BE SUCCESSFUL IN ENTERING INTO THE INTERNET AND ONLINE COMMERCE FIELDS SINCE WE HISTORICALLY NEVER HAVE OPERATED IN THESE BUSINESSES. OPERATING IN THESE BUSINESSES WILL ALSO REQUIRE SUBSTANTIAL WORKING CAPITAL.

      The Internet and online commerce industries are relatively new business ventures for us, and are businesses in which we have not historically operated. Except for a limited number of officers, none of our current executives have experience operating Internet-related companies. Although we believe that our experience in the entertainment business lends itself well to these industries, we may not be able to operate successfully in them.

      In addition, our new business strategy, investment and acquisition activities will require substantial working capital. We spent substantial funds to acquire NC Services and will continue to spend substantial funds to market and expand our new business and to establish an effective management team with experience in the Internet and online commerce industries. We cannot assure you that we will be successful in any of these areas.

FUTURE ACQUISITIONS INVOLVE RISKS FOR US.

      We intend to evaluate future acquisitions of complementary product lines and businesses as part of our business strategy. Any future acquisitions may result in potentially dilutive issuances of equity securities, the use of our cash resources, the incurrence of additional debt and increased goodwill, intangible assets and amortization expense, which could negatively impact our profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience, and the potential loss of key employees of the acquired company.

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR CURRENT LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS.

      We estimate that, as of December 31, 1999, taking into account our acquisition of NC Services, our cash commitments for the next twelve months will be approximately $12,500,000; a significant portion of this amount is allocated for requirements associated with the business of NC Services.

      We incur expenses associated with other general and administrative costs such as:

      o    staff salaries;

      o    employee benefits;

      o    employer taxes;

      o    premiums on insurance policies;

      o    marketing costs;

      o    office expenses;

      o    professional fees;

      o    consulting fees; and

      o    other expenses.

      With the acquisition of NC Services, we expect our expenses to increase significantly. In addition to general and administrative expenses, the required dividends on the shares of Series A Preferred Stock are $425,000 annually. The dividends on the Series A Preferred Stock may be paid either in shares of our common stock or in cash.

      In addition, while we believe the cash generated from operations will be sufficient to fund our business for the next 12 months, we cannot anticipate all of our future requirements. We may need to raise additional funding for the expansion of our business and marketing efforts, for example. However, if we must raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion of our business into the Internet and online commerce sectors.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     For the fiscal years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, we generated revenues of $5,521,441, $22,369,511, $2,991,953 and $342,985, respectively, and incurred net losses of $4,592,145, $1,411,916, $2,722,239 and $4,724,582, respectively (without giving effect to the payment in 1997, 1998 and 1999 of dividends of $425,000 annually, on the Series A Preferred Stock, payment in 1999 of dividends of $66,250 on the Series E Preferred Stock and payment for the six months ended December 31, 1999 of $1,313 on the Series G Preferred Stock). As of March 31, 2000, we had an accumulated deficit of ($31,578,871). If the cash we generate from our operations cannot sufficiently fund possible future operating losses, we may need to raise additional funds. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE AND ARE UNPREDICTABLE. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK AND REDEEMABLE WARRANTS MAY DECLINE SIGNIFICANTLY.

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

OUR GROWTH AND OPERATING RESULTS WILL BE IMPAIRED IF THE INTERNET AND ONLINE COMMERCE INDUSTRIES DO NOT CONTINUE TO GROW.

      Our growth and operating results depend in part on widespread acceptance and use of the Internet as a point of convergence in the telecommunications, entertainment and technology industries, as well as on continued consumer acceptance and use of the Internet for purposes of chat rooms and other forms of communication. These practices are at an early stage of development, and demand and market acceptance are uncertain.

      The Internet may not become a viable medium for telecommunications, entertainment and technology convergence or a healthy commercial marketplace due to inadequate development of network infrastructure and enabling technologies that address the public's concerns about:

            o     network performance;

            o     reliability;

            o     speed of access;

            o     ease of use; and

            o     bandwidth availability.

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

BURDENSOME GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD IMPAIR OUR RESULTS OF OPERATIONS.

      It is possible that a number of laws and regulations may be adopted concerning the Internet, relating to, among other things:

            o     user privacy;

            o     content;

            o     copyrights;

            o     distribution;

            o     telecommunications; and

            o     characteristics and quality of products and services.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

      As of March 21, 2000, we have granted options and warrants to purchase a total of 11,255,747 shares of common stock that have not been exercised. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, we may not be able to obtain additional equity capital on terms we like, since the holders of the outstanding options and warrants will likely exercise them at a time when we may be able to obtain such capital on better terms than those in the options and warrants.

THE CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

      As of March 31, 2000, we have issued and outstanding 1,000,000 shares of our Series A Preferred Stock, 50,000 shares of our Series D Preferred Stock, 50,000 shares of our Series F Preferred Stock and 1,505 shares of our Series G Preferred Stock. At our option, we can pay the dividends on our Series A Preferred Stock in cash or in shares of common stock. No dividends are currently due on the Series C Preferred Stock. We are not required to pay dividends on the Series F Preferred Stock; however, we are required to pay dividends on our Series G Preferred Stock.

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

STOCK PRICES OF INTERNET-RELATED COMPANIES HAVE FLUCTUATED WIDELY IN RECENT MONTHS AND THE TRADING PRICE OF OUR COMMON STOCK AND REDEEMABLE WARRANTS IS LIKELY TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

      As a result of our recent expansion into Internet and online commerce, the trading price of our common stock and redeemable warrants could become more volatile and could fluctuate widely in response to factors including the following, some of which are beyond our control:

      o     variations in our operating results;

      o announcements of technological innovations or new services by us or our competitors;

      o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

      o changes in operating and stock price performance of other Internet-related companies similar to us;

      o     conditions or trends in the Internet and technology industries;

      o     additions or departures of key personnel;

      o     future sales of our common stock; and

      o     acceptance by the market of our acquisition of NC Services.

      Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock and redeemable warrants.

TAKEOVER EFFORTS COULD BE DETERRED AS A RESULT OF OUR RIGHT TO ISSUE PREFERRED STOCK IN THE FUTURE AND CERTAIN PROVISIONS IN OUR CERTIFICATE OF INCORPORATION.

      Our Certificate of Incorporation permits our Board of Directors to issue up to 20,000,000 shares of "blank check" Preferred Stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. We have issued and outstanding 1,000,000 shares of Series A Preferred Stock, 800,000 shares of Series C Preferred Stock, 275,000 shares of Series F Preferred Stock and 2,015 shares of Series G Preferred Stock. If we issue additional preferred stock with voting and conversion rights, the rights of our common stockholders could be adversely affected by, among other things, the loss of their voting control to others. Any additional issuances could also delay, defer or prevent a change in our control, even if these actions would benefit our stockholders.

      Additionally, provisions of Delaware law and our Certificate of Incorporation could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK. WE PAY ANNUAL CASH OR STOCK DIVIDENDS ON SOME OF OUR PREFERRED STOCK.

      We have never paid cash dividends on our common stock and we do not expect to pay these dividends in the foreseeable future. Holders of our Series A Preferred Stock are entitled to annual dividends of 8 1/2% (aggregating $425,000 annually, in cash or stock at our option, assuming no conversion). Holders of our Series C Preferred Stock are entitled to dividends of 8% annually, so long as we have net income in excess of $1,000,000 in the applicable fiscal year. We pay these dividends quarterly, in cash or in shares of our common stock. Beginning January 1, 2000, holders of our Series G Preferred Stock were entitled to dividends of $60 per year per share of Series G Preferred Stock, payable quarterly. For the foreseeable future, we anticipate that we will retain all of our cash resources and earnings, if any, for the operation and expansion of our business, except to the extent required to satisfy our obligations under the terms of the Series A Preferred Stock, Series C Preferred Stock and Series G Preferred Stock.

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL.

      If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants or upon the conversion of shares of our convertible preferred stock) in the public market, the market price of our common stock could fall. As of March 17, 2000, we had outstanding 28,415,102 shares of our common stock. The unregistered common stock and the common stock held by our officers and directors are "restricted" securities, as that term is defined by Rule 144 under the Securities Act. In the future, these restricted securities may be sold only in compliance with Rule 144 or if they are registered under the Securities Act or under an exemption. Generally, under Rule 144, each person who holds restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of our then-outstanding shares of common stock, or the average weekly volume of trading of our common stock as reported during the preceding four calendar weeks. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years can sell such shares under Rule 144 without regard to any of the limitations described above. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

      In addition, as of March 21, 2000, holders of options and warrants may acquire approximately 11,255,747 shares of common stock and holders of shares of our Series A Preferred Stock, Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock may acquire shares of common stock at various conversion rates.

NASDAQ COULD DELIST OUR COMMON STOCK AND/OR REDEEMABLE WARRANTS, WHICH COULD MAKE IT MORE DIFFICULT FOR YOU TO SELL OR OBTAIN QUOTATIONS AS TO THE PRICE OF OUR COMMON STOCK AND/OR REDEEMABLE WARRANTS.

      In order to continue to be listed on Nasdaq, we must meet the following requirements:

     o net tangible assets of at least $2,000,000, or a market capitalization of $35,000,000 or $500,000 in net income for two of the last three years;

     o    a minimum bid price of $1.00;

     o    two market makers;

     o    300 stockholders;

     o at least 500,000 shares in the public float or a minimum market value for the public float of $1,000,000; and

     o    compliance with certain corporate governance standards.

      If we cannot satisfy Nasdaq's maintenance criteria in the future, Nasdaq could delist our common stock and/or redeemable warrants. In the event of delisting, trading, if any, would be conducted only in the over-the-counter market in the so-called "pink sheets" or the NASD's Electronic Bulletin Board. As a result of any delisting, an investor would likely find it more difficult to sell or obtain quotations as to the price of our common stock and/or redeemable warrants.

WE HAVE OUTSTANDING WARRANTS THAT TRADE ON NASDAQ, AND THE COMMON STOCK UNDERLYING THESE WARRANTS ARE NOT CURRENTLY FREELY TRADABLE.

      We have issued and outstanding common stock purchase warrants that trade on the Nasdaq SmallCap Market under the symbol "NTCSW." We initially registered the shares of common stock underlying these warrants with the SEC through the filing of a registration statement. However, until March 28, 2000 we had not updated the registration statement with current information. As a result, upon exercise of the warrants, the underlying shares of common stock will not be freely tradable until the post-effective amendment to the registration statement has been declared effective by the SEC. Until the post-effective amendment is declared effective, the underlying shares will be restricted securities under U.S. federal and applicable state laws, and may not be transferred, sold or otherwise disposed of in the United States except as permitted under U.S. federal and state securities laws, pursuant to exemption from registration. The warrant holders should be prepared to hold the shares of common stock issuable upon exercise of the warrants for an indefinite period of time.

IF THE SOFTWARE, HARDWARE, COMPUTER TECHNOLOGY AND OTHER SYSTEMS AND SERVICES THAT WE USE ARE NOT YEAR 2000 COMPLIANT, OUR OPERATING RESULTS COULD BE IMPAIRED.

      Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the recent change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      We have assessed our hardware and software systems and we believe that our systems correctly define the year 2000. We have also assessed the embedded system contained in our leased equipment, which we believe to be Year 2000 compliant.

      In addition, we have received information from our key vendors and customers with respect to their significant Year 2000 exposures that would have a material effect on us. The financial impact on us of such third parties not achieving high levels of Year 2000 readiness cannot be estimated with any degree of accuracy. In the area of business continuity, technological operations dependent in some way on one or more third parties, the situation is much less in our ability to predict or control. In some cases, third party dependence is on vendors who are themselves working toward solutions to Year 2000 problems. In other cases, third party dependence is on suppliers of products and services to ascertain the state of Year 2000 readiness of significant third parties. We are taking steps to attempt to ensure that the third parties on which we are heavily reliant are Year 2000 ready, but cannot predict the likelihood of such compliance nor the direct and indirect costs of non-readiness by those third parties or of securing such services from alternate third parties. We are not yet aware of any Year 2000 issues relating to third parties with which we have a material relationship. If such critical third party providers experience difficulties resulting in disruption of service to us, a shutdown of our operations at individual facilities could occur for the duration of the disruption.

ITEM 7.  FINANCIAL STATEMENTS

      The Report of Independent Certified Public Accountants, Financial Statements and Notes to the Financial Statements appear in a separate section of this Form 10-KSB following Part III. The Index to Financial Statements appears on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The directors and executive officers of our company and their ages as of April 30, 2000, are as follows:

               NAME                    AGE               POSITION
               -----                                     --------

   Irwin Meyer                        64     Chief Executive Officer, Chairman
                                             of the Board of Directors

   Arthur H. Bernstein                37     Executive Vice President,
                                             Secretary, and Director

   Michael Iscove (1)(2)              49     Director

   Thomas A. Daniels                  46     Director

   Ivan Berkowitz (1)(2)              54     Director

   Victor A. Holtorf                  36     Director

   Stanley Graham (1)(2)              55     Director

------------------------

(1) Audit Committee Member

(2) Compensation Committee Member

Directors are elected to an annual term that expires at our Company's annual meeting of stockholders.

     IRWIN MEYER has been a director of our Company since its inception in 1989 and has served as our Chief Executive Officer since February 1995. Since October 1997, Mr. Meyer has been Chairman of the Board of Directors. At various times prior to October 1997, Mr. Meyer has served as our Chairman of the Board (April 1996-October 1997; January 1991-June 1992); Co-Chairman of the Board (February 1990-December 1990) and President (February 1995-October 1997). From 1988 to July 1994, Mr. Meyer was a director of Ventura Entertainment Group Ltd., our former parent company ("Ventura"), and from May 1988 to December 1990, Mr. Meyer was President of Ventura. Mr. Meyer was an executive producer of seven of our made-for-television movies. In 1995, he was nominated for Producer of the Year by the Producers Guild of America. Mr. Meyer received the Antoinette Perry ("Tony") Award, the New York Drama Critics Circle Award, the Drama Desk Award, the Outer Critics Circle Award and the Cue Magazine Golden Apple Award for his 1977 production of the musical "Annie." Mr. Meyer is a member of the Academy of Motion Picture Arts and Sciences and the Academy of Television Arts and Sciences. He holds a B.S. from New York University.

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

     VICTOR A. HOLTORF has been a director of our Company since December 1999. Mr. Holtorf has served as President of Infolocity since January 1999. In 1988, Mr. Holtorf joined Oracle Corporation, where he initially created and headed the Oracle Real Estate Corporation, its commercial real estate development subsidiary, and later rose to the position of Vice President and Chief Financial Officer until his departure in 1994. From 1994 to 1997, he started and headed several successful companies including NUVO, Inc. (a retail sporting goods chain), MART Cattle Co. (a cattle production and trading company), and Dashabout Shuttle (a transportation company). Mr. Holtorf obtained his Master's Degree from M.I.T., where he studied business at the Sloan School of Management, and construction management at the School of Civil Engineering.

     STANLEY GRAHAM was recently appointed a director of our Company in April 2000. Prior to being appointed an outside director, Mr. Graham worked closely with the Company as an operations consultant and was integrally involved in the establishment of our Burlingame office. Mr. Graham also was recently appointed Vice President, Corporate Development at Digimarc, the worldwide leader in digital watermark technology. Previously, he was Vice President of the New Enterprises division of Supra Products, a subsidiary of SLC Technologies, manufacturers of electronic security and access control products. Prior to Supra, Mr. Graham served as President, COO of Sunflex L.P. and Managing Director of Sunflex, Ireland, which he developed into one of the world's leading suppliers of computer glare screens and other computer accessories with operations in the United States, Ireland, and Germany. Before Sunflex, Mr. Graham spent 10 years at Xidex, a manufacturer of data storage products, where he served in numerous executive positions. As Vice President of New Enterprises he played a significant role in increasing revenues from $50 million to over $600 million through marketing programs, acquisitions, equity investments, joint ventures, licenses, technology partnerships and internal start-ups. In addition to his corporate responsibilities, Mr. Graham was President or General Manager of several Xidex subsidiaries, Sunflex, Xidex Data Disk and Oktel. Mr. Graham holds an MBA degree fro Samford University Graduate School and a B.S. in chemistry from the University of Alabama.

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

      To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were satisfied, except Ivan Berkowitz filed a Form 3 late and Arthur Bernstein filed a Form 4 late.

ITEM 10.     EXECUTIVE COMPENSATION.

      SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for the fiscal years ended December 31, 1997, 1998 and 1999, of those persons who were (i) at December 31, 1999, the Chief Executive Officer and (ii) each other executive officer of our Company whose annual compensation exceeded $100,000 (the "Named Executive Officers") in such fiscal years:

                                                       Annual
                                                    Compensation         Long Term
                                                  ------------------    Compensation
                                   Fiscal                                Number of
                                    Year                                 Securities         All
                                   Ended                                 Underlying       Other on
                                   June 30         Salary     Bonus       Options        Compensation
                                   -------        --------  ----------  -------------- ---------------
                                   -------        --------  ----------  -------------- ---------------
Irwin Meyer.........................Stub 1999*    $ 156,000         0                   $      9,000
   Chief Executive                  1999            312,000         0     3,000,000           18,000 (2)
   Officer (1)                      1998            312,000         0             0           18,000 (2)
                                    1997            312,000         0             0           18,000 (2)
                                                                                              68,016 (3)

Arthur H. Bernstein.................Stub 1999*    $ 87,500          0       300,000     $      6,00
   Executive Vice President         1999           175,000          0       600,000           12,000 (2)
   and Secretary                    1998           175,000          0             0           12,000 (2)
                                    1997           160,000          0       150,000           12,000 (2)

Thomas A. Daniels...................Stub 1999*    $ 93,000          0             0                0
   Director and President of        1999           188,482          0       500,000     $     11,500 (2)
   of MediaWorks, a wholly owned    1998                0           0             0                0
   subsidiary of the Company (4)    1997                0           0             0                0


      (1) Includes amounts paid to Mountaingate which provides us with the service of Mr. Meyer and others.

      (2)   Automobile reimbursement.

      (3)   Forgiveness of note receivable due from Mountaingate.

      (4)   Mr. Daniels began employment with us on July 15, 1998.

      * Stub 1999 refers to the six month period July 1, 1999 through December 31, 1999.

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

      Thomas Daniels is employed as Chief Executive Officer of our subsidiary, MWI Distribution, Inc. d/b/a MediaWorks International pursuant to an employment agreement, as amended, which will terminate on June 30, 2001. Mr. Daniel's annual compensation is $186,000. The employment agreement is terminable by us in the event of Mr. Daniel's death or disability. We may also terminate the employment agreement "for cause" (as defined in the agreement). Mr. Daniels may terminate this Employment Agreement in the event of a material breach by us or for "good reason" (as defined in the agreement). In such event, we will be obligated to pay him all amounts due thereunder for the balance of its term.

      Victor A. Holtorf is employed as Executive Vice President and Chief Operating Officer of our Company and Chief Executive Officer of NetCurrents Services Corporation pursuant to an employment agreement, as amended, which will terminate on December 21, 2002. Mr. Holtorf's annual compensation is $200,000. The employment agreement is terminable by us in the event of Mr. Holtorf's death or disability. We may also terminate the employment agreement "for cause" (as defined in the agreement). Mr. Holtorf may terminate this Employment Agreement in the event of a material breach by us or for "good reason" (as defined in the agreement). In such event, we will be obligated to pay him one year of his base salary.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information as of April 30, 2000, relating to the ownership of the Common Stock and Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock and Series C Preferred Stock , (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of us, 9720 Wilshire Boulevard, Suite 700, Los Angeles, California 90212, unless otherwise set forth below.





                                       Number of
                                       Shares of
                                        Common
                                         Stock         Percent
                                      Beneficially       of
                                         Owned          Class
Name and Address                          (1)            (1)
-------------------------             ------------    --------

Alison Meyer (2)                       2,800,000       8.8%
Patricia Meyer (2)
Mountaingate Productions LLC(2)
Arthur H. Bernstein (3)                 335,000        1.0%
Salvatore Grosso (4)                  1,611,111        5.0%
Lawrence S. Jacobson (4)              1,611,111        5.0%
Irwin Meyer                                   0        0.0%
Ivan Berkowitz (5)                      525,000        1.6%
Strategic Capital Consultants (6)       800,000        2.5%
Michael Iscove (7)                      465,000        1.5%
Thomas A. Daniels (8)                   701,852        2.2%
James J. Cerna, Jr.                   3,107,830        9.8%
Victor A. Holtorf (9)                 2,120,433        6.7%
Stanley Graham (10)                      45,000        0.1%
Joseph Stephens & Company, Inc. (11)    400,266        1.3%
Directors and Executive Officers       4,192,285      12.5%
as a group (7 persons) (12)


(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at April 30, 2000. As of April 30, 2000, the Company had 31,678,214 shares of Common Stock.

(2) Alison Meyer and Patricia Meyer, the adult children of Irwin Meyer, our Chief Executive Officer, beneficially own these shares of Common Stock by virtue of being the sole members of Mountaingate.

(3)   Represents shares which may be acquired upon exercise of options.

(4) Includes 500,000 shares which may be acquired upon exercise of options by each of Mr. Grosso and Mr. Jacobson.




(5)   Represents shares which may be acquired upon exercise of options.

(6) Represents shares of Common Stock which may be acquired upon conversion of 800,000 shares of Series C Convertible Preferred Shares.

(7) Represents 16,945 shares of Common Stock held through Sirius Corporate Finance, Inc., of which Mr. Iscove is President and options to purchase 350,000 shares of Common Stock held by Mr. Iscove.

(8)   Includes 400,000 shares which may be acquired upon exercise of options.

(9)   Includes 200,000 shares which may be acquired upon exercise of options.

(10)  Represents shares which may be acquired upon exercise of options.

(11) According to a Schedule 13G filed by Joseph Stevens & Company, Joseph Sobara and Steven Markowitz on February 14, 2000, Joseph Stevens & Company, Inc. owned as of December 31, 1999, warrants ("JSC Warrants") to purchase 200,000 units, each unit consisting of one and one-third shares of Common Stock and two-thirds of a redeemable common stock purchase warrant ("Reedemable Warrants"). Each Redeemable Warrant entitles the holder to purchase an additional share of Common Stock. The JSC Warrants were exercisable commencing on September 12, 1997. Additionally, Joseph Stevens & Company, Inc. held as of December 31, 1999, 266 shares of Common Stock in its market making account.

      As of December 31, 1999, Mr. Joseph Sorbara owned 24,000 Redeemable Warrants held with his spouse as joint tenants. Each Redeemable Warrant entitled the holder to purchase an additional share of Common Stock. Additionally, Mr. Sorbara was a controlling shareholder, director and officer of Joseph Stevens & Company, Inc. as of December 31, 1999. Based upon the foregoing, as of December 31, 1999, Mr. Sorbara beneficially owned 424,266 shares of Common Stock within the meaning of Rule 13d-3 of the Act.

      As of December 31, 1999, Mr. Steven Markowitz owned 10,000 Redeemable Warrants. Each Redeemable Warrant entitled the holder to purchase an additional share of Common Stock. Additionally, Mr. Markowitz was a controlling shareholder, director and officer of Joseph Stevens & Company, Inc. as of December 31, 1999. Based upon the foregoing, as of December 31, 1999, Mr. Markowitz beneficially owned 410,266 shares of Common Stock within the meaning of Rule13d-3 of the Act.

(12) Includes options to purchase 1,855,000 shares of Common Stock. There are no issued and outstanding shares of Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock or Series F Preferred Stock. To our knowledge, there are no 5% beneficial owners of Series A Preferred Stock or of Series G Convertible Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the fiscal year ended December 31, 1999, Michael Iscove provided approximately $100,000 of consulting services to our company.

      During the fiscal year ended December 31, 1999, we and Mountaingate entered into a Securities Purchase Agreement. Mountaingate purchased for $1,300.00, 1,300,000 shares of the Series C Convertible Preferred Stock convertible upon payment of a fixed price of $0.50 per share.

      For more information concerning transactions between us and related parties, see Note 6 of the Notes to the Financial Statements.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Transition Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION

2.1 Agreement and Plan of Merger, dated September 15, 1997, by and among The Producers Entertainment Group Ltd., TPEG Acquisition I Corp., The Grosso-Jacobson Entertainment Corporation, Salvatore Grosso and Lawrence S. Jacobson. (3)

2.2 Agreement and Plan of Merger, dated September 15, 1997, by and among The Producers Entertainment Group Ltd., TPEG Acquisition II Corp., The Grosso-Jacobson Productions, Inc., Salvatore Grosso and Lawrence S. Jacobson. (3)

2.3 Agreement and Plan of Merger, dated September 15, 1997, by and among The Producers Entertainment Group Ltd., TPEG Acquisition III Corp., Grosso-Jacobson Music Company, Inc., Salvatore Grosso and Lawrence S. Jacobson. (3)

2.4 Agreement of Merger dated as of July 15, 1998, by and among The Producers Entertainment Group Ltd., TPEG Merger Company, MWI Distribution, Inc. and Tom Daniels and Craig Sussman. (4)

2.5 Amended and Restated Agreement and Plan of Merger, dated November 1, 1999, by and among IAT Resources Corporation, Infolocity Merger Sub, Inc. and Infolocity, Inc., Infolocity Merger Sub, Inc., Victor A. Holtorf and James J. Cerna, Jr. (9)

3.1          Restated Certificate of Incorporation, dated June 24, 1993. (1)

3.2          Amendment to Certificate of Incorporation, dated April 28, 1998.
             (2)

3.3          Amendment to Certificate of Incorporation, dated December 22, 1999.
3.4          Bylaws. (1)

3.4          Amendment No. 1 to Bylaws. (1)

4.1 Certificate of Designations for Series A Preferred Stock dated December 13, 1994. (1)

4.2 Certificate of Designations for Series B Preferred Stock dated July 15, 1998. (7)

4.3 Certificate of Designations for Series C Preferred Stock dated May 20, 1999. (7)

4.4 Certificate of Designations for Series D Preferred Stock, dated July 31, 1998. (2)

4.5 Certificate of Designations for Series E Preferred Stock, dated July 31, 1998. (2)

4.6 Certificate of Designations for Series F Preferred Stock, dated July 31, 1998. (2)

4.7 Certificate of Designations for Series G Preferred Stock, dated November 15, 1999. (8)

4.8 Securities Purchase Agreement, dated July 31, 1998 between The Producers Entertainment Group Ltd. and the Augustine Fund, L.P. (2)

4.9 Registration Rights Agreement, dated July 31, 1998 between The Producers Entertainment Group Ltd. and the Augustine Fund, L.P. (2)

4.10 Escrow Agreement dated as of July 31, 1998 among the Augustine Fund, L.P., The Producers Entertainment Group Ltd. and H. Glenn Bagwell, Jr., as Escrow Agent. (1)

4.11 Securities Purchase Agreement, dated as of March 3, 2000, between the Company, Brown Simpson Strategic Growth Fund, Ltd. And Brown Simpson Strategic Growth Fund, L.P. (10)

4.12 Registration Rights Agreement, dated as of March 3, 2000, between the Company, Brown Simpson Strategic Growth Fund, Ltd. And Brown Simpson Strategic Growth Fund, L.P. (10)

4.13 Form of Warrant to Purchase Common Stock (Series A), dated March 3, 2000. (10)

4.14 Form of Warrant to Purchase Common Stock (Series B), dated March 3, 2000. (10)

4.15 Form of Warrant to Purchase Common Stock (Series C), dated March 3, 2000. (10)

10.1         1998 Stock Incentive Plan, as amended. (5)

10.2 Executive Extension Agreement, dated October 20, 1997, between The Producers Entertainment Group Ltd. and Irwin Meyer. (3) +

10.3 Executive Extension Agreement, dated October 20, 1997, between The Producers Entertainment Group Ltd. and Arthur Bernstein. (3) +

10.4 Mountaingate Extension Agreement, dated October 20, 1997, between The Producers Entertainment Group Ltd. and Mountaingate Productions, LLC. (3)

10.5 Employment Agreement amendment as of December 31, 1999, by and among TPEG Merger Company and Thomas Daniels. +

10.6 Registration Rights Agreement dated as of July 15, 1998, by and among The Producers Entertainment Group Ltd., Tom Daniels and Craig Sussman. (4)

10.7 Securities Purchase Agreement with Strategic Capital Consultants, dated as of January 14, 1999. (6)

10.8 Securities Purchase Agreement with Mountaingate Productions LLC, dated as of January 14, 1999. (6)

10.9 Employment Agreement, dated December 21, 1999, and amended as of March 1, 2000, by and among NetCurrents and Victor Holtorf. +

21.1         Subsidiaries of the Company.
23.1         Consent of Singer Lewak Greenbaum & Goldstein LLP.

27.1         Financial Data Schedule.


------------------------


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

(5) Incorporated by reference to our Registration Statement on Form S-3 filed February 3, 2000.

(6) Incorporated by reference to Registrant's Report on Form 10-Q filed on May 24, 1999.

(7) Incorporated by reference to our Report on Form 10-KSB, as filed on October 13, 1999.

(8) Incorporated by reference to our Registration Statement on Form S-3 filed November 17, 1999.

(9) Incorporated by reference to our Definitive Proxy Statement filed on November 17, 1999.

(10)  Incorporated by reference to our Report on Form 8-K filed March 9, 2000.

(11) Incorporated by reference to our Registration Statement on Form S-3 filed April 4, 2000.





+           Denotes employment contract.

            (b)   Reports on Form 8-K:

               The following Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999:

               (i) Current Report on Form 8-K filed December 29, 1999. Item 2 was reported.

               (ii) Current Report on Form 8-K filed December 30, 1999. Items 5 and 7 were reported.

                                     SIGNATURES

      IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNDER DULY AUTHORIZED.

                                    NETCURRENTS, INC.



Dated: May 16, 2000                 By /S/ IRWIN MEYER
                                      --------------------------------------
                                       Irwin Meyer
                                       Chief Executive Officer

      IN ACCORDANCE WITH EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             Name                          Position                   Date
-------------------------------  -----------------------------   ----------------


/S/ IRWIN MEYER                  Chief Executive Officer,        May 16, 2000
-------------------------------  Chairman of the Board of
Irwin Meyer                      Directors

/S/ ARTHUR BERNSTEIN             Executive Vice President,       May 16, 2000
-------------------------------  Secretary and Director
Arthur H. Bernstein

/S/ MICHAEL ISCOVE               Director                        May 16, 2000
-------------------------------
Michael Iscove

/S/ THOMAS A. DANIELS            Director and Chief              May 16, 2000
-------------------------------  Executive Officer of
Thomas A. Daniels                MediaWorks

/S/ IVAN BERKOWITZ               Director                        May 16, 2000
-------------------------------
Ivan Berkowitz

                                 Director                        May 16, 2000
-------------------------------
Victor A. Holtorf

                                 Director                        May 16, 2000
-------------------------------
Stanley Graham

                                                          NETCURRENTS, INC.
                                       (FORMERLY IAT RESOURCES CORPORATION)
                                                           AND SUBSIDIARIES
                                                                   CONTENTS
                                                          DECEMBER 31, 1999

---------------------------------------------------------------------------


                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                        F3 - 4

   Consolidated Statements of Operations                              F5 - 6

   Consolidated Statements of Shareholders' Equity                    F7 - 10

   Consolidated Statements of Cash Flows                             F11 - 14

   Notes to Consolidated Financial Statements                        F15 - 36

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
NetCurrents, Inc.
(formerly IAT Resources Corporation)


We have audited the accompanying consolidated balance sheets of NetCurrents, Inc. (formerly IAT Resources Corporation) and subsidiaries as of December 31, 1999 and June 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the six months ended December 31, 1999 and year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetCurrents, Inc. (formerly IAT Resources Corporation) and subsidiaries as of December 31, 1999 and June 30, 1999, and the results of their consolidated operations and their consolidated cash flows for the six months ended December 31, 1999 and year ended June 30, 1999 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 5, 2000

                                                            NETCURRENTS, INC.
                                         (FORMERLY IAT RESOURCES CORPORATION)
                                                             AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 1999 AND JUNE 30, 1999
-----------------------------------------------------------------------------


                                     ASSETS

                                                        December 31,    June 30,
                                                            1999          1999
                                                        -----------   ----------
CURRENT ASSETS
   Cash and cash equivalents                            $   798,855   $  367,382
   Accounts receivable, net of allowance for doubtful
      accounts of $0 and $562,830                           555,667    1,681,719
   Receivable from related parties                                -      102,156
   Prepaid advertising expenses                             583,392            -
   Prepaid assets                                            40,342       22,807
   Subscription receivable                                  200,000            -
                                                        -----------   ----------

         Total current assets                             2,178,256    2,174,064

FILM COSTS                                                  224,988      471,762
FIXED ASSETS, at cost, net                                  131,559      111,846
GOODWILL, less accumulated amortization of $144,282
   and $99,282                                              841,913      886,913
INVESTMENTS                                                 725,050      800,000
OTHER ASSETS                                                 38,043       10,035
                                                        -----------   ----------

TOTAL ASSETS                                            $ 4,139,809   $4,454,620
                                                        ===========   ==========

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 1999 AND JUNE 30, 1999
-------------------------------------------------------------------------------


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      December 31,   June 30,
                                                         1999          1999
                                                      -----------   ----------
CURRENT LIABILITIES
   Accounts payable and accrued expenses              $ 1,202,141   $1,033,347
   Dividends payable                                      108,313      278,750
   Due to related parties                                  44,046       69,046
   Capital lease obligation                                 4,320       33,258
   Convertible debentures                                 619,824            -
   Deferred revenue                                        63,025            -
                                                      -----------   ----------

      Total current liabilities                         2,041,669    1,414,401

NOTES PAYABLE - RELATED PARTIES                                 -       37,212
                                                      -----------   ----------

         Total liabilities                              2,041,669    1,451,613
                                                      -----------   ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, Series A, C, D, E, and F,
   $0.001 par value
      Series A liquidation preference $5 per share
      Series E liquidation preference $10 per share
         5,400,000 shares authorized
         2,625,000 and 4,550,000 shares issued and
            outstanding                                     2,625        4,550
   Preferred stock, Series G, $1,000 par value
      4,000 shares authorized
      1,875 and 0 shares issued and outstanding         1,875,000            -
   Common stock, $0.001 par value
      50,000,000 shares authorized
      23,070,869 and 19,350,765 shares issued and
         outstanding                                       23,071        19,351
   Treasury stock, at cost
      93,536 shares                                    (1,010,192)   (1,010,192)
   Subscription receivable                               (398,800)            -
   Additional paid-in capital                          30,704,372    27,483,139
   Accumulated other comprehensive income                 225,050             -
   Accumulated deficit                                (29,322,986)  (23,493,841)
                                                      -----------   -----------

               Total shareholders' equity               2,098,140     3,003,007
                                                      -----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 4,139,809    $4,454,620
                                                      ===========    ==========

                                                               NETCURRENTS, INC.
                                            (FORMERLY IAT RESOURCES CORPORATION)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                           FOR THE YEAR ENDED JUNE 30, 1999, AND
                          FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

--------------------------------------------------------------------------------


                                        For the                      For the
                                       Six Months     For the       Six Months
                                         Ended       Year Ended       Ended
                                      December 31,    June 30,     December 31,
                                         1999           1999           1998
                                      ------------   ----------    -----------
                                                                   (unaudited)

REVENUES                              $  342,985     $2,991,953     $  413,065

COST OF SALES                             96,997        926,295         90,171
                                      ----------     ----------     ----------

NET REVENUES                             245,988      2,065,658        322,894

WRITE-OFF OF
  Projects in development                246,774        301,037              -
  Notes and accounts receivable        1,429,926        166,965              -
  Investment                             300,000              -              -

GENERAL AND ADMINISTRATIVE EXPENSES    2,895,211      4,066,590      2,621,725
                                      ----------     ----------     ----------

LOSS FROM OPERATIONS                  (4,625,923)    (2,468,934)    (2,298,831)
                                      ----------     ----------     ----------

OTHER INCOME (EXPENSE)
  Merger expenses                              -         (6,696)        (6,696)
  Interest and dividend income            10,325          3,096              -
  Interest and financing expense         (37,189)       (12,447)             -
  Amortization of related party
   covenant not to compete                     -       (115,000)      (115,000)
  Amortization of goodwill               (45,000)       (99,282)       (75,000)
  Other expense                          (26,795)       (22,176)       (11,390)
                                      ----------     ----------     ----------


     Total other income (expense)        (98,659)      (252,505)      (208,086)
                                      ----------     ----------     ----------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                        (4,724,582)    (2,721,439)    (2,506,917)

PROVISION FOR INCOME TAXES                     -            800              -
                                      ----------     ----------     ----------

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                          FOR THE YEAR ENDED JUNE 30, 1999, AND
                                     FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

-------------------------------------------------------------------------------


                                                    For the                                   For the
                                                    Six Months             For the            Six Months
                                                      Ended               Year Ended            Ended
                                                   December 31,            June 30,          December 31,
                                                       1999                 1999                 1998
                                                   ------------           ----------         -------------
                                                                                             (unaudited)

Net loss                                           $(4,724,582)          $ (2,722,239)      $  (2,506,917)

Dividend requirement of Series A preferred stock      (212,500)              (425,000)           (212,500)

Dividend requirement of Series E preferred stock             -               (66,250)                   -

Beneficial conversion on Series G preferred stock     (957,000)                     -                   -

Dividend requirement of Series G preferred stock        (1,313)                     -                   -
                                                   -----------           ------------       -------------

Loss applicable to common shareholders              (5,895,395)            (3,213,489)         (2,719,417)

Unrealized gain on investment                          225,050                      -                   -
                                                   -----------           ------------       -------------

Comprehensive loss applicable to common
   shareholders                                    $(5,670,345)          $ (3,213,489)       $ (2,719,417)
                                                   ===========           ============        ============

Basic loss per common share                        $     (0.37)          $      (0.33)       $      (0.37)
                                                   ===========           ============        ============

Diluted loss per common share                      $     (0.37)          $      (0.33)       $      (0.37)
                                                   ===========           ============        ============

Weighted-average number of common shares
   outstanding
      Basic                                        15,227,839               9,688,012           7,274,036
                                                   ===========           ============         ===========

      Fully diluted                                 15,593,277              9,688,012           7,274,036
                                                   ===========           ============         ===========

                                                               NETCURRENTS, INC.
                                            (formerly IAT RESOURCES CORPORATION)
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  For the Six Months Ended December 31, 1999 and
                                                for the Year Ended June 30, 1999

--------------------------------------------------------------------------------





                                              Preferred Stock
                                 Additional
                           Series A, C, D, E, and F              Series G                      Common Stock
                        ----------------------------  -----------------------------  -----------------------------
                           Shares        Amount          Shares         Amount          Shares         Amount
                        ------------   -------------  -------------   -------------  -------------   -------------

Balance, June 30,
   1998                   1,000,000   $       1,000             -      $       -         6,672,943   $   6,673
Issuance of common
   shares for acquisition
   of NetCurrents
   Services Corp.                                                                        7,375,001       7,375
Issuance of common
   shares in payment
   of dividends on
   Series A preferred
   stock                                                                                   343,932         344
Issuance of common
   stock in connection
   with the acquisition
   of MWI
   Distributions, Inc.                                                                   1,203,704       1,204
Issuance of common
   stock for the
   exercise of options                                                                     600,000         600
Issuance of common
   stock for the
   exercise of options-
   Strategic                                                                               500,000         500
Issuance of Series C
   preferred stock         3,000,000           3,000
Issuance of Series D
   preferred stock            50,000              50
Offering costs
Issuance of Series E
   preferred stock           225,000             225
Offering costs
Issuance of Series F
   preferred stock           275,000             275

                                                                                      Accumulated
                                                                                         Other
                                                             Additional                 Compre-
                             Treasury     Subscription        Paid-in                   hensive     Accumulated
                              Stock        Receivable         Capital                   Income        Deficit             Total
                           -------------  ------------  -----------------            -----------   -------------     ------------

Balance, June 30,
   1998                    $  (1,010,192)  $      -      $  23,411,349               $         -   $(20,280,352)     $  2,128,478
Issuance of common
   shares for acquisition
   of NetCurrents
   Services Corp.                                              411,705                                                    419,080
Issuance of common
   shares in payment
   of dividends on
   Series A preferred
   stock                                                       318,406                                                    318,750
Issuance of common
   stock in connection
   with the acquisition
   of MWI
   Distributions, Inc.                                         525,416                                                    526,620
Issuance of common
   stock for the
   exercise of options                                         427,400                                                    428,000
Issuance of common
   stock for the
   exercise of options-
   Strategic                                                   249,500                                                    250,000
Issuance of Series C
   preferred stock                                                                                                          3,000
Issuance of Series D
   preferred stock                                             499,950                                                    500,000
Offering costs                                                 (35,000)                                                   (35,000)
Issuance of Series E
   preferred stock                                           1,001,744                                                  1,001,969
Offering costs                                                (157,500)                                                  (157,500)
Issuance of Series F
   preferred stock                                                                                                            275

                                                              NETCURRENTS, INC.
                                           (formerly IAT RESOURCES CORPORATION)
                                                              AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                For the Six Months Ended December 31, 1999 and
                                              for the Year Ended June 30, 1999

-------------------------------------------------------------------------------


                                               Preferred Stock
                                 Additional
                           Series A, C, D, E, and F              Series G                      Common Stock
                        ----------------------------  -----------------------------  -----------------------------
                           Shares        Amount          Shares         Amount          Shares         Amount
                        ------------   -------------  -------------   -------------  -------------   -------------
Issuance of common
   stock from the
   preferred Series D
   conversion -
   Augustine Fund                      $                              $                  2,005,185    $  2,005
   stock for
   consulting
   services                                                                                650,000         650
Film transfer for stock
   not yet issued at
   June 30, 1999 -
   Grosso-Jacobson
Dividends paid on
   Series A preferred
   stock
Dividends paid on
   Series E preferred
   stock
Net loss
                        ------------   -------------  -------------   -------------  -------------   -------------

Balance, June 30,
   1999                    4,550,000           4,550              -               -     19,350,765          19,351
Issuance of common
   stock to former
   employee                                                                                512,500             513
Retirement of
   common stock
      Augustine fund                                                                      (409,836)           (410)
      Former employee
        settlement                                                                        (601,852)           (602)
      Grosso-Jacobson                                                                     (666,666)           (666)

                                                                                      Accumulated
                                                                                         Other
                                                             Additional                 Compre-
                             Treasury     Subscription        Paid-in                   hensive     Accumulated
                              Stock        Receivable         Capital                   Income        Deficit             Total
                           -------------  ------------  -----------------            -----------   -------------     ------------
Issuance of common
   stock from the
   preferred Series D
   conversion -
   Augustine Fund          $              $              $      1,245,800            $             $                 $ 1,247,805
Issuance of common
Issuance of common
   stock for
   consulting
   services
Film transfer for stock                                           279,350                                               280,000
   not yet issued at
   June 30, 1999 -
   Grosso-Jacobson                                               (694,981)                                             (694,981)
Dividends paid on
   Series A preferred
   stock                                                                                              (425,000)        (425,000)
Dividends paid on
   Series E preferred
   stock                                                                                               (66,250)         (66,250)
Net loss                                                                                            (2,722,239)      (2,722,239)
                        ------------   -------------     ----------------            -------------  -------------    -----------

Balance, June 30,
   1999                   (1,010,192)              -           27,483,139                       -  (23,493,841)       3,003,007
Issuance of common
   stock to former
   employee                                                          (513)                                                    -
Retirement of
   common stock
      Augustine fund                                                  410                                                     -
      Former employee
        settlement                                                    602                                                     -
      Grosso-Jacobson                                                 666                                                     -

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND
                                               FOR THE YEAR ENDED JUNE 30, 1999

-------------------------------------------------------------------------------


                                               Preferred Stock
                                 Additional
                           Series A, C, D, E, and F              Series G                      Common Stock
                        ----------------------------  -----------------------------  -------------------------
                           Shares        Amount          Shares         Amount          Shares         Amount
                        ------------   -------------  -------------   -------------  -------------   ---------
ISSUANCE OF COMMON
  STOCK IN PAYMENT OF
  DIVIDENDS ON SERIES
  A PREFERRED STOCK                    $                               $                  151,387    $    151
ISSUANCE OF COMMON
  STOCK FOR EXERCISE
  OF OPTIONS                                                                              370,000         370
ISSUANCE OF COMMON
  STOCK FROM THE
  PREFERRED SERIES E
  CONVERSION               (225,000)           (225)                                    2,155,416       2,155
ISSUANCE OF COMMON
  STOCK FOR CONVERSION
  OF SERIES C PREFERRED
  STOCK FOR EXERCISE
  OF OPTIONS              (1,700,000)         (1,700)                                   1,700,000       1,700
REVERSAL OF DIVIDEND
  SERIES E PREFERRED
  STOCK
ISSUANCE OF COMMON
  STOCK FOR FINANCING
  SERVICES RENDERED                                                                        70,000          70
ISSUANCE OF SERIES G
  PREFERRED STOCK                                            1,875      1,875,000
ISSUANCE OF COMMON
  STOCK FOR CONVERSION
  DEBENTURES                                                                              310,446         310
ISSUANCE OF COMMON
  STOCK FOR CONSULTING
  SERVICES RENDERED                                                                       128,709          129
DIVIDENDS PAID ON
  SERIES A PREFERRED
  STOCK


                                                                                      Accumulated
                                                                                         Other
                                                             Additional                 Compre-
                             Treasury     Subscription        Paid-in                   hensive     Accumulated
                              Stock        Receivable         Capital                   Income        Deficit             Total
                           -------------  ------------  -----------------            -----------   -------------     ------------
ISSUANCE OF COMMON
  STOCK IN PAYMENT OF
  DIVIDENDS ON SERIES
  A PREFERRED STOCK        $               $             $      318,599              $             $                 $  318,750
ISSUANCE OF COMMON
  STOCK FOR EXERCISE
  OF OPTIONS                                                    313,130                                                 313,500
ISSUANCE OF COMMON
  STOCK FROM THE
  PREFERRED SERIES E
  CONVERSION                                                    (1,930)                               -
ISSUANCE OF COMMON
  STOCK FOR CONVERSION
  OF SERIES C PREFERRED
  STOCK FOR EXERCISE
  OF OPTIONS                                 (398,800)         848,800                                                  450,000
REVERSAL OF DIVIDEND
  SERIES E PREFERRED
  STOCK                                                                                                66,250            66,250
ISSUANCE OF COMMON
  STOCK FOR FINANCING
  SERVICES RENDERED                                            133,630                                                  133,700
ISSUANCE OF SERIES G
  PREFERRED STOCK                                            1,875,000
ISSUANCE OF COMMON
  STOCK FOR CONVERSION
  DEBENTURES                                                   389,690                                                  390,000
ISSUANCE OF COMMON
  STOCK FOR CONSULTING
  SERVICES RENDERED                                            261,149                                                  261,278
DIVIDENDS PAID ON
  SERIES A PREFERRED
  STOCK                                                                                              (212,500)         (212,500)

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND
                                               FOR THE YEAR ENDED JUNE 30, 1999

-------------------------------------------------------------------------------


                                               Preferred Stock
                                 Additional
                           Series A, C, D, E, and F              Series G                      Common Stock
                        ----------------------------  -----------------------------  -------------------------
                           Shares        Amount          Shares         Amount          Shares         Amount
                        ------------   -------------  -------------   -------------  -------------   ---------
DIVIDENDS PAID ON
  SERIES G PREFERRED
  STOCK                                $                              $                               $
UNREALIZED GAIN ON
  INVESTMENT
BENEFICIAL CONVERSION,
  SERIES G PREFERRED
  STOCK
NET LOSS
                        ------------   -------------  -------------   -------------  -------------   ---------

BALANCE, DECEMBER 31,
  1999                     2,625,000   $      2,625          1,875    $ 1,875,000      23,070,869    $ 23,071
                        ===========   =============  =============    ============     ==========    =========

                                                                                      Accumulated
                                                                                         Other
                                                             Additional                 Compre-
                             Treasury     Subscription        Paid-in                   hensive        Accumulated
                              Stock        Receivable         Capital                   Income           Deficit             Total
                           -------------  ------------  -----------------            -----------      -------------     -----------
DIVIDENDS PAID ON
  SERIES G PREFERRED
  STOCK                     $             $             $                            $                $    (1,313)      $   (1,313)
UNREALIZED GAIN ON
  INVESTMENT                                                                              225,050                          225,050
BENEFICIAL CONVERSION,
  SERIES G PREFERRED
  STOCK                                                        957,000                                   (957,000)               -
NET LOSS                                                                                               (4,724,582)      (4,724,582)
                           -------------  ------------  -----------------            -----------      -------------     -----------

BALANCE, DECEMBER 31,
  1999                      $(1,010,192)  $  (398,800)   $  30,704,372                 $  225,050    $(29,322,986)      $2,098,140

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                          FOR THE YEAR ENDED JUNE 30, 1999, AND
                         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

-------------------------------------------------------------------------------

                                                             For the                                     For the
                                                            Six Months              For the            Six Months
                                                              Ended               Year Ended              Ended
                                                            December 31,            June 30,           December 31,
                                                               1999                   1999                1998
                                                         ------------------   ------------------    ---------------
                                                                                                      (unaudited)
Cash flows from operating activities
   Net loss                                              $       (4,724,582)  $       (2,722,239)   $   (2,506,917)
   Adjustments to reconcile net loss to net cash
      used in operating activities
        Depreciation and amortization of fixed assets                48,881              103,981            28,579
        Write-off of film projects in development                   246,774              301,037                 -
        Amortization of related party covenant not to
           compete                                                        -              115,000           115,000
        Amortization of goodwill                                     45,000               99,282            75,000
        Write-off of notes receivable and other assets            1,429,926              654,428                 -
        Write off of investment                                     300,000                    -                 -
        Issuance of common stock for services rendered              395,513              285,840           129,500
   (Increase) decrease in
      Accounts receivable                                          (303,874)            (475,649)       (1,644,222)
      Other assets and prepaid expenses                             (45,543)             (86,644)          (33,041)
      Prepaid advertising expenses                                 (583,392)                   -                 -
   Increase (decrease) in
      Accounts payable and accrued expenses                         168,794              544,062         3,176,609
      Deferred revenue                                               63,025             (139,126)          131,543
                                                         ------------------   ------------------    --------------

Net cash used in operating activities                            (2,959,478)          (1,320,028)         (527,949)
                                                         ------------------   ------------------    --------------

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                          FOR THE YEAR ENDED JUNE 30, 1999, AND
                         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

-------------------------------------------------------------------------------


                                                               For the                                   For the
                                                              Six Months            For the             Six Months
                                                                Ended              Year Ended             Ended
                                                             December 31,            June 30,           December 31,
                                                                 1999                 1999                 1998
                                                           ------------------   ------------------  ------------------
                                                                                                       (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in short-term investments                      $                -   $         (800,000) $                -
   Additions to film costs                                                  -             (278,388)           (294,614)
   Capital expenditures on fixed assets                               (68,594)             (28,643)                  -
   (Increase) decrease in receivables from related
      parties                                                         102,156               43,015            (241,806)
   Additions to goodwill                                                    -              (15,000)                  -
   Cash from purchase of business                                           -              252,122                   -
   Increase in note receivable                                              -                    -            (200,000)
   Increase in acquisition costs                                            -                    -            (109,269)
                                                           ------------------   ------------------  ------------------

Net cash provided by (used in) investing activities                    33,562             (826,894)
                                                           ------------------   ------------------  ------------------
(845,689)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings from notes payable - related parties                          -                    -             349,260
   Payments on notes payable - related parties                        (37,212)          (1,210,802)                  -
   Payments on capital lease obligation                               (28,938)             (37,647)            (28,247)
   Net borrowings from related parties                                (25,000)              37,212             (84,346)
   Proceeds from issuance of preferred stock                        1,875,000            3,711,090                 150
   Proceeds from issuance of common stock                             953,715              133,200             620,425
   Offering costs                                                           -             (192,500)                  -
   Proceeds from convertible debentures, net of
      offering costs                                                  619,824                    -                   -
                                                           ------------------   ------------------  ------------------

Net cash provided by financing activities                           3,357,389            2,440,553             857,242
                                                           ------------------   ------------------  ------------------

Net increase (decrease) in cash and cash
   equivalents                                                        431,473              293,631            (516,396)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        367,382               73,751              73,751
                                                           ------------------   ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $          798,855   $          367,382  $          442,645
                                                           ==================   ==================  ==================

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                          FOR THE YEAR ENDED JUNE 30, 1999, AND
                         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

-------------------------------------------------------------------------------


                                                        For the                        For the
                                                       Six Months       For the      Six Months
                                                         Ended         Year Ended       Ended
                                                      December 31,     June 30,      December 31,
                                                         1999            1999           1998
                                                      ------------    -----------    ------------
                                                                                      (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  INTEREST PAID                                       $   36,120      $   12,447      $    6,224
                                                      ============    ===========    ============

  INCOME TAXES PAID                                   $        -      $        -      $        -
                                                      ============    ===========    ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended June 30, 1999, the Company exchanged capitalized film costs of $694,981 for 1,666,667 shares of common stock. As of December 31, 1999, 666,666 shares of common stock were retired, and the remaining shares are being held in escrow.

During the year ended June 30, 1999, the Company issued 1,203,704 shares of common stock valued at $526,620 for the acquisition of a company. Cash from investing, financing, and operating activities excludes the following:

      Accounts receivable                                           $1,611,037
      Fixed assets, net                                             $    4,709
      Other assets                                                  $   10,835
      Goodwill                                                      $  961,913
      Accounts payable and accrued expenses                         $ (153,570)
      Deferred revenue                                              $ (139,126)
      Notes payable - related parties                               $(1,884,172)

During the year ended June 30, 1999, the Company issued 650,000 shares of common stock for consulting services valued at $280,000.

During the year ended June 30, 1999, the Company issued 343,932 shares of common stock valued at $318,750 in payment of dividends on its Series A preferred stock.

During the six months ended December 31, 1999, the Company issued 151,387 shares of common stock valued at $318,750 as payment of dividends on its Series A preferred stock.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                          FOR THE YEAR ENDED JUNE 30, 1999, AND
                         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

-------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the six months ended December 31, 1999, the Company recorded an unrealized gain on an investment of $225,050.

During the six months ended December 31, 1999, the Company recorded $957,000 as a dividend on Series G preferred stock, representing a beneficial conversion feature.

                                                               NETCURRENTS, INC.
                                            (FORMERLY IAT RESOURCES CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------


NOTE 1 - BUSINESS ACTIVITY

      NetCurrents, Inc. ("NC") (formerly IAT Resources Corporation) was incorporated under its former name, The Producers Entertainment Group, Ltd. ("TPEG"), under the laws of the State of Delaware on August 10, 1989. Effective June 4, 1999, TPEG officially changed its name to IAT Resources Corporation ("IAT"), reflecting a significant change of TPEG's core business from entertainment production and distribution to Internet technology development and integration. Effective December 27, 1999, IAT officially changed its name to NetCurrents, Inc.

      For approximately eight years, IAT acquired, developed, produced, and distributed drama, comedy, documentary, and instructional television series, made-for-television movies, and theatrical motion pictures. Although IAT continues to engage in certain entertainment-related distribution activities, during the past year, it has reduced its network and cable television activities and has redirected its core business toward the Internet and technology industry.

      ACQUISITION
      On July 15, 1998, IAT acquired 100% of the capital stock of MWI Distributions, Inc., dba MediaWorks, International ("MWI"), a California corporation. MWI provides international television and video distribution, specializing in the licensing of children's and family programming and animation. MWI engaged in worldwide sales of direct-to-video series and specials. The transaction was accounted for as a purchase. The results of operations of MWI are included in these financial statements from the date of acquisition.

      On March 22, 1999, IAT entered into an agreement with the shareholders of MWI under which one of the shareholders cancelled 89,352 shares of common stock issued to him in connection with the acquisition.

      MERGER AGREEMENT
      On September 23, 1999, NC entered into a merger agreement with Infolocity, Inc., a privately-held Internet company incorporated in January 1999, which is now called NetCurrents Services Corp. ("NCS") effective December 27, 1999. Through its proprietary search technology, NCS assists publicly traded companies in minimizing the impact of negative or false information posted on the Internet. The terms of the merger include a tax-free exchange of NC's common stock for 100% of the issued and outstanding stock of NCS. As a result of the merger, NCS is a wholly-owned subsidiaries of NC. In connection with the merger, the Company issued 7,375,001 shares of common stock. The merger was accounted for as a pooling of interests.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION
      The accompanying financial statements include the accounts of NC and its wholly-owned subsidiaries, MWI and NCS (collectively, the "Company"). All significant intercompany accounts have been eliminated.

      FISCAL YEAR
      Effective February 3, 2000, the Company changed its fiscal year end from June 30 to December 31. The consolidated financial statements include the presentation of the transition period beginning July 1, 1999 and ending on December 31, 1999.

      INTERIM UNAUDITED FINANCIAL INFORMATION
      The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The information with respect to the six months ended December 31, 1998 is unaudited.

      REVENUE RECOGNITION
      Amounts received as Internet monitoring fees are recognized as earned in accordance with the contract or deferred until the month of the sale. Licensing and distribution fees are recognized as earned in accordance with the terms of the related agreements. Revenues from the sale of completed productions are generally recognized upon their sale.

      SEGMENT INFORMATION
      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision markers in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information as presented in Note 14.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CASH AND CASH EQUIVALENTS
      For the purpose of reporting cash flows, the Company considers United States treasury bills, money market funds, and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

      FILM COSTS AND AMORTIZATION
      Film costs include the costs expended on projects in development. Film costs are stated at the lower of amortized cost or estimated net realizable value.

      FIXED ASSETS
      Fixed assets are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the assets of three to seven years.

      CAPITAL LEASES
      The Company leases fixed assets under non-cancelable leases that are classified as capital leases (see Note 10). The leased fixed assets have been capitalized, and the related obligations have been recorded at the fair value of the assets at the inception of the leases. The leased fixed assets are depreciated using the straight-line method over the estimated useful lives, and interest expense is recognized over the terms of the leases.

      RELATED PARTY COVENANT NOT TO COMPETE
      The covenant not to compete was the result of a litigation settlement with a former officer and has been amortized over the covenant period, which ended December 31, 1998.

      LOSS PER COMMON SHARE
      Basic and diluted loss per common share have been computed after deducting the dividend requirement of the Company's Series A, E, and G preferred stock from net loss. Basic loss per share is based on the weighted-average number of common shares outstanding during the six months ended December 31, 1999, the year ended June 30, 1999, and the six months ended December 31, 1998. Diluted loss per share is equal to the basic loss per share because the assumed conversion of the Series A, E, and G preferred stock and the assumed exercise of outstanding stock purchase warrants and options have not been included as the effect would be anti-dilutive. Treasury stock has been excluded from the loss per common share calculation.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CONCENTRATION OF CREDIT RISK
      Financial instruments that potentially subject the Company to significant credit risks consist of cash and cash equivalents and accounts receivable. The Company places its cash with high-credit, quality financial institutions or in high-quality, short-term investments such as insured certificates of deposit. At times, the cash in any one bank may exceed the Federal Deposit Insurance Corporation's insured limit of $100,000. At December 31, 1999 and June 30, 1999, the Company had uninsured cash of $797,246 and $257,782, respectively. With regard to receivables, the risk is relatively limited due to most customers being either domestic or foreign broadcasting networks or established domestic and foreign distributors.

      INCOME TAXES
      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. As of December 31, 1999 and June 30, 1999, such differences arose principally from net operating loss carryforwards.

      Deferred tax assets, consisting primarily of the tax effect of net operating loss carryforwards, are offset with a valuation allowance because of the uncertainty regarding realizability.

      ADVERTISING
      The Company expenses advertising costs as incurred. Advertising costs for the six months ended December 31, 1999 and the year ended June 30, 1999 were $13,653 and $10,595, respectively.

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

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable - related parties also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

      COMPREHENSIVE INCOME
      For the year ended December 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities and included as a component of shareholders' equity.

      STOCK OPTIONS
      SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and the disclosure provisions of SFAS No. 123.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      In February 1999, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which is effective for financial statements with fiscal years beginning after February 15, 1999. This statement is not applicable to the Company.

      In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued) In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - ACQUISITION OF GROSSO-JACOBSON ENTERTAINMENT CORP.

      On January 19, 1999, the Company entered into an agreement to terminate all agreements and relationships between the Company and Grosso-Jacobson Entertainment Corporation, Grosso-Jacobson Productions, Inc., and Grosso-Jacobson Music Company, Inc. (collectively, the "G-J Companies"), except the Merger Agreement. In exchange for the Company investing $575,000 in a new company to be formed by the officers of the G-J Companies and the transfer of certain unproduced projects in development for a 15% profit participation, the officers agreed to terminate their employment agreement and return 1,666,667 shares of the Company's common stock. As of December 31, 1999, 666,666 shares of common stock were retired, and the remaining shares are being held in escrow.

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

      In addition, the Company issued 500,000 options to each of the two officers at an exercise price of $0.82 per share. All options are exercisable and outstanding at December 31, 1999.


NOTE 4 - FILM COSTS

      Film costs as of December 31, 1999 consisted of projects in development of $224,988. Write-offs of projects in development for the six months ended December 31, 1999 and the year ended June 30, 1999 aggregated to $246,774 and $301,037, respectively. Based on management's present estimate of future revenues at December 31, 1999, substantially all of the unamortized costs of completed projects will be amortized by June 30, 2004.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 5 - FIXED ASSETS

      Fixed assets as of December 31, 1999 and June 30, 1999 consisted of the following:

                                                      December 31,    June 30,
                                                        1999           1999
                                                      -----------   ----------

            Furniture and equipment                   $   255,944   $  179,604
            Computer equipment                             77,784       86,648
            Equipment held under capital leases            92,594       92,594
            Leasehold improvements                          4,620       49,744
                                                      -----------   ----------

                                                          430,942      408,590
            Less accumulated deprecation and
              amortization                                299,383      296,744
                                                      -----------   ----------


               TOTAL                                  $   131,559   $  111,846
                                                      ===========   ==========

      Depreciation and amortization expense for the six months ended December 31, 1999 and the year ended June 30, 1999 were $48,881 and $103,981, respectively.


NOTE 6 - INVESTMENTS

      On February 24, 1999, the Company entered into an agreement to invest in a publicly held company and agreed to purchase 100,000 shares of restricted shares of the Company's common stock for $500,000. For no additional consideration, the Company was issued 100,000 warrants at an exercise price of $6 per share. The warrants shall only be exercisable at any time prior to March 1, 2001. The Company has booked this investment at fair market value, and the investment represents less than a 5% ownership in the investee. Subsequent to December 31, 1999, the Company sold 43,000 shares. The Company had recorded an unrealized gain of $225,050 related to this investment at December 31, 1999.

      This investment is stated at cost or fair market value, which approximates its fair value as of December 31, 1999, and is classified as available-for-sale.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 7 - PREFERRED STOCK

      PREFERRED STOCK, SERIES A
      The Company's preferred stock, Series A has a par value of $0.001. There are 1,300,000 shares authorized and 1,000,000 shares issued and outstanding. The holders of the Series A preferred stock have no voting rights. The preferred stock has a liquidation preference of $5 per share and pays a dividend in cash or in common stock of 8.5% per annum. The Series A preferred is convertible into common stock. The number of shares issued upon conversion is determined by multiplying (i) the number of shares of Series A preferred to be converted by (ii) the sum of $5 plus all accrued but unpaid dividends in such shares being converted and dividing the result by $1.

      PREFERRED STOCK, SERIES C
      The Company's preferred stock, Series C, has a par value of $0.001. There are 3,000,000 shares authorized and 3,000,000 shares issued and outstanding. The holders of the Series C preferred stock have no voting rights. Each share of Series C preferred is convertible at the option of its holders into one share of common stock at a price of $0.50 per share. The preferred stock is entitled to non-cumulative dividends of 8% per annum, but only after the Company has earnings in any fiscal year greater than $1,000,000. Since the earnings requirement has not been met, no dividends have been declared.

      PREFERRED STOCK, SERIES D
      The Company's preferred stock, Series D has a par value of $0.001. There are 50,000 shares authorized and 50,000 shares issued and outstanding. The holders of the Series D preferred stock have no voting rights. The Series D preferred is convertible into common stock, fixed for the redemption of such shares, and in lieu of accumulated and unpaid dividends, that the number of shares of the Company's common stock which equals $10 per share of preferred stock which is to be converted, plus accumulated and unpaid dividends thereon, divided by the lesser of (a) 100% of the average of the closing bid prices for five trading days preceding the date of purchase of the Series D preferred stock, (b) 80% of the average of the closing bid prices for five trading days preceding the conversion date, or (c) the post adjustment exercise price per share of the common stock.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 7 - PREFERRED STOCK (CONTINUED)

      PREFERRED STOCK, SERIES E
      The Company's preferred stock, Series E has a par value of $0.001. There are 500,000 shares authorized and 225,000 shares issued and outstanding. The holders of the Series E preferred stock have no voting rights. The Series E preferred has a liquidation preference of $10 per share and cumulative dividends at the rate of 6% per annum, payable quarterly in arrears in cash or shares of common stock at the Company's option. The preferred stock is convertible into common stock at the option of the holders, fixed for the redemption of such shares into that number of shares of common stock which equals $10 per share of the preferred stock to be converted, plus accumulated and unpaid dividends thereon, divided by 82.5% of the average of the closing bid price per share of the common stock.

      On September 16 and November 22, 1999, the investor converted 225,000 shares of Series E preferred stock into 2,155,416 shares of common stock.

      PREFERRED STOCK, SERIES F
      The Company's preferred stock, Series F has a par value of $0.001. There are 550,000 shares authorized and 275,000 shares issued and outstanding. The holders of the Series F preferred stock have no voting rights. Each share of Series F preferred stock is convertible into one share of common stock upon payment of the conversion price. The conversion price is an amount equal to 125% of the fair market value of the Company's common stock on the date of issuance of the shares of Series F preferred.

      PREFERRED STOCK, SERIES G
      The Company's preferred stock, Series G has a par value of $1,000. There are 4,000 shares authorized and 1,875 shares issued and outstanding. The holders of the Series G preferred stock have no voting rights.

      On November 14 and December 15, 1999, NC exercised its right under an agreement and issued 1,875 shares of Series G preferred stock. Holders of the preferred stock are entitled to dividends of $60 per year per each share owned. The preferred stock is convertible into common stock at the lesser of $1.26 per share or 85% of the market price of a share of common stock on the date of conversion. Market price is defined as the average of the two lowest closing bid prices for a share of common stock.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 7 - PREFERRED STOCK (CONTINUED)

      PREFERRED STOCK, SERIES G (Continued)
      In accordance with FASB's Emerging Issues Task Force Topic No. D-60, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as dividends over the most beneficial conversion period using the effective interest method. Any unamortized beneficial conversion feature is recognized as retained earnings. The Company has recognized the beneficial conversion feature by recording $957,000 as a dividend, offset by additional paid-in capital.


NOTE 8 - CONVERTIBLE DEBENTURES

      In August 1999, the Company entered into a $4,000,000 private placement agreement of 6% convertible debentures on a best effort basis, which is convertible into common stock. In connection with the agreement, the Company will issue Series A and B warrants. The Series A warrants can be converted into a maximum of 400,000 shares of common stock at an exercise price of $1.25625 per share. The Series B warrants can be converted into a maximum of 300,000 shares of common stock at an exercise price of $1.361 per share. The warrants will be sold in units. Each unit will consist of $10,000 of principal, 750 Series A warrants, and 750 Series B warrants. The Board of Directors has authorized the issuance and has reserved a maximum of 3,650,000 shares of common stock for the conversion of the debentures and a maximum of 700,000 shares of common stock upon the exercise of the warrants. To date, the Company has received $1,350,000. There are a total of 433,140 warrants outstanding as of December 31, 1999.


NOTE 9 - STOCK OPTIONS AND WARRANTS

      STOCK OPTIONS
      The Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "Plan") on February 17, 1998. The Plan, which was amended in April 1999, authorizes the granting of stock options to officers, non-employee directors, employees, and consultants to purchase an aggregate of 5,000,000 shares of common stock. Options awarded under the Plan expire after 10 years. The Company may also grant other stock options outside its stock option plan.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS AND WARRANTS (CONTINUED)

      STOCK OPTIONS (Continued)
      The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the six months ended December 31, 1999 and the year ended June 30, 1999:

                                                        For the
                                                       Six Months     For the
                                                         Ended       Year Ended
                                                      December 31,     June 30,
                                                          1999          1999
                                                      -----------   ----------
            Net loss available for common shareholders
               As reported                            $(5,670,345)  $(3,213,489)
               Pro forma                              $(7,826,478)  $(4,923,289)
            Basic loss per common share
               As reported                            $     (0.37)  $    (0.33)
               Pro forma                              $     (0.51)  $    (0.51)
            Diluted loss per common share
               As reported                            $     (0.37)  $    (0.33)
               Pro forma                              $     (0.51)  $    (0.51)

      These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended December 31, 1999 and the year ended June 30, 1999: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 100%, respectively; risk-free interest rates of 6.2% and 5.5%, respectively; and expected lives of two years and two years, respectively.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

      The following summarizes the stock option transactions under the Stock Option Plan:

                                                                       Weighted-
                                                                         Average
                                                          Number of    Exercise
                                                            Shares        Price
                                                        ----------- --------------

            Balance, June 30, 1998                         287,028     $ 14.79
              Granted                                    3,593,370     $  1.19
              Exercised                                   (773,370)    $  0.71
              Expired                                     (585,416)    $  2.56
                                                        ----------     -------

            Balance, June 30, 1999                       2,521,612     $  4.57
              Granted                                    1,768,625     $  1.48
              Exercised                                   (320,000)    $  0.76
              Expired                                     (201,612)    $ 14.79
                                                        ----------     -------

               BALANCE, DECEMBER 31, 1999                3,768,625     $  1.28
                                                        ==========     -------

               EXERCISABLE, DECEMBER 31, 1999            2,864,000     $  1.13
                                                        ==========     -------

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS AND WARRANTS (CONTINUED)

      STOCK OPTIONS (Continued)
      The weighted-average remaining contractual life of the options outstanding is 4.62 years at December 31, 1999. The exercise prices for the options outstanding as of December 31, 1999 ranged from $0.82 to $2.48, and the information relating to these options is as follows:

                                                        Weighted-        Weighted-     Weighted-
                                                         Average          Average       Average
                                                        Remaining        Exercise      Exercise
   Range of            Stock               Stock       Contractual        Price         Price
   Exercise          Options             Options     Life of Options    of Options    of Options
     Prices       Outstanding         Exercisable      Outstanding      Outstanding   Exercisable
--------------  -------------------  --------------  ---------------    -----------   -----------
$        0.82          500,000             500,000             4.11     $     0.82     $   0.82
$ 0.83 - 2.48        3,268,625           2,364,000             4.69     $     1.35     $   1.20
                -------------------  --------------

                         3,768,625       2,864,000
                ==================   ==============


      During the year ended June 30, 1999, the Company issued options to purchase 253,370 shares of common stock. The options were exercised concurrently with their issuance in exchange for a subscription receivable of $136,969. During the six months ended December 31, 1999, the subscription receivable was forgiven due to the acquisition of Infolocity, Inc.

      WARRANTS
      In addition to the 1,533,333 redeemable warrants exercisable at $5.25 per share of common stock issued in connection with the September 1996 public offering, there are 216,667 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 166,667 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the "Bridge Warrants" were automatically exchanged for 166,667 redeemable warrants exercisable at $5.25 per share. The Company has other existing warrants outstanding to purchase an aggregate of 50,000 shares of common stock at prices ranging from $21 to $24 per share. There were a total of approximately 1,750,000 warrants outstanding as of December 31, 1999.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      LEASES
      The Company's non-cancelable office leases provide for minimum annual base rents and payment of certain operating expenses. The leases expire through December 2004. At December 31, 1999, future minimum commitments under these obligations are as follows:

            Year Ending                                  Capital    Operating
            December 31,                                 Leases       Leases
            ------------                                 -------    ---------

               2000                                   $   4,708   $  185,000
               2001                                           -      185,000
               2002                                           -      102,000
               2003                                           -       94,000
               2004                                           -       90,000
                                                      ---------   ----------

               Total minimum lease payments               4,708   $  656,000
                                                                  ==========
               Less amount representing interest            388
                                                      ---------

                  PRESENT VALUE OF NET MINIMUM LEASE
                     PAYMENTS                         $   4,320
                                                      =========


      For capitalized leases, the original contract's present value, net of amortization, is included in net fixed assets. The net book value of fixed assets under capital leases at December 31, 1999 and June 30, 1999 was $34,723 and $50,155, respectively. Amortization expense for leased fixed assets was $15,432 and $30,865 for the six months ended December 31, 1999 and the year ended June 30, 1999, respectively.

      Rent expense for the six months ended December 31, 1999 and the year ended June 30, 1999 was $98,902 and $269,219, respectively.

      The Company is a party to various agreements relating to its properties that provide for payments to others upon the sale, production, and/or distribution of the property. Other agreements provide for participation by others in the net revenues and/or profits from completed projects.

      In October 1999, the Company entered into an irrevocable standby letter of credit with a financial institution for $75,000. The letter is as a result of a default of the Company's previous office lease. The amount of the letter of credit will be reduced by $15,000 each year until no credit is available and will expire in November 2004.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      LITIGATION SETTLEMENTS
      During the year ended June 30, 1999, the Company settled certain litigation for $46,725. The Company paid the settlement in August 1999, for which the amount has been accrued as of June 30, 1999.

      On March 22, 1999, the Company filed a request for arbitration against the former employee and Chief Executive Officer of MWI, alleging breach of contract. On June 29, 1999, the parties entered into a settlement agreement releasing each other from all present and future claims. The employee has agreed to return 89,352 shares of common stock received from the merger. In addition, the Company will pay to the employee 25% of the Company's net recovery from the Company's disputes with an entertainment company, after deduction for attorney's fees, contingent fees, and costs. Deduction for contingent fees is limited to 15% of the total recovery. The former employee was released from any obligation to comply with the non-competition clause as included in the employment agreement.

      On April 15, 1999, suit was filed against the Company alleging breach of contract with a financing company. The claim indicates failure to deliver Class B preferred stock per a Finders Fee Agreement entered into in July 1998. On February 24, 2000, the Company entered into a settlement agreement and has issued 30,000 shares of common stock valued at $135,930, which was recorded subsequent to the year ended December 31, 1999.

      In March 2000, the Company settled its litigation with an entertainment company. The Company believed that the entertainment company wrongfully terminated its contracts. The Company seeks to recover commissions owed to MWI, and the Company is currently drafting the final terms for the settlement.

      OTHER LITIGATION
      In the normal course of its business, the Company is subject to various lawsuits and claims. The Company believes that the final outcomes of these matters, either individually or in the aggregate, will not have a material effect on its consolidated financial statements.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 11 - RELATED PARTY TRANSACTIONS

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

      During the year ended June 30, 1999, the Company issued a promissory note to the Loan-Out Company for the sum of $44,046, which represents amounts owed by the Company under its production agreement. The promissory note bears interest at the rate of 10% per annum and was due in December 1999. During the six months ended December 31, 1999, the due date of the note was extended to February 2000 and paid in full subsequent to the year ended December 31, 1999.

      During the year ended June 30, 1999, the Company entered into a Securities Purchase Agreement with the Loan-Out Company. The Loan-Out Company purchased 1,300,000 shares of Series C convertible preferred stock, par value $0.001 per share, for a purchase price of $0.001 per share.

      During the year ended June 30, 1999, the Company had a related party receivable of $99,891 from an officer, which was rescinded due to a contract cancellation. The receivable was written off as of December 31, 1999.

      During the year ended June 30, 1999, the Company entered into financial consulting agreements with a shareholder and issued an aggregate of 650,000 shares of common stock valued at $280,000 for consulting services. In addition, the Company granted 500,000 options at an exercise price of $0.50 per share, all of which have been exercised at June 30, 1999.

      During the year ended June 30, 1999, the Company entered into a Securities Purchase Agreement with a consulting company. The consulting company purchased 1,700,000 shares of the Company's Series C preferred stock, par value $0.001 per share, for a purchase price of $0.001 per share. The Company also issued 500,000 options at an exercise price of $0.50 per share, all of which were exercised at December 31, 1999.

      During the six months ended December 31, 1999, the consulting company converted 1,700,000 shares of the Company's Series C preferred stock into the same number of common stock shares at a conversion price of $0.50 per share. The Company further issued 70,000 shares of common stock valued at $133,700 for services rendered.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

      The Company receives financial consulting services from a member of the Board of Directors. During the six months ended December 31, 1999 and the year ended June 30, 1999, the Company paid $35,000 and $81,000, respectively, for consulting services. In addition, during the six months ended December 31, 1999, the Company issued 50,000 options at an exercise price of $1. During the year ended June 30, 1999, the Company issued 300,000 and 25,000 options at an exercise price of $0.82 and $2.35, respectively. All options are exercisable and outstanding at December 31, 1999.

      Payables to related parties of $25,000 at June 30, 1999 were payable on demand and were paid in full at December 31, 1999.

      During the year ended June 30, 1999, the Company granted 50,000 options to a former executive at an exercise price of $1.75 per share. These options are exercisable and outstanding at December 31, 1999.

      During the year ended June 30, 1999, the Company granted 150,000 options to another former executive at an exercise price of $1.50 per share. These options are exercisable and outstanding at December 31, 1999.

      During the year ended June 30, 1999, the Company granted 25,000 and 500,000 options to a director of the Company at exercise prices of $2.35 and $1.35, respectively. These options are exercisable and outstanding at December 31, 1999.

      During the six months ended December 31, 1999, the Company issued 128,709 shares of common stock valued at $261,278 for consulting services to a relative of an officer of the Company.

      Related party amounts due for the year ended June 30, 1999 aggregated to $69,046. These amounts due are non-interest-bearing and are payable on December 31, 2000. The loans are due to two officers of the Company, of which $25,000 was paid in July 1999, leaving a remaining balance of $44,046 as of December 31, 1999. The balance was paid subsequent to December 31, 1999.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 12 - EMPLOYMENT AGREEMENTS

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


NOTE 13 - INCOME TAXES

      Significant components of the provision for income taxes based on income for the six months ended December 31, 1999 and the year ended June 30, 1999 were as follows:

                                                        For the
                                                       Six Months     For the
                                                         Ended      Year Ended
                                                      December 31,    June 30,
                                                         1999          1999
                                                      -----------   ----------
            Current
               Federal                                $         -   $        -
               State                                            -          800
                                                      -----------   ----------

                                                                -          800
                                                      -----------   ----------
            Deferred
               Federal                                          -            -
               State                                            -            -
                                                      -----------   ----------

                                                                -            -
                                                      -----------   ----------

                  PROVISION FOR INCOME TAXES          $         -   $      800
                                                      ===========   ==========


                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 13 - INCOME TAXES (CONTINUED)

      The provision for (benefit from) federal income taxes at statutory rates was computed as follows for the six months ended December 31, 1999 and the year ended June 30, 1999:

                                                           For the
                                                          Six Months      For the
                                                            Ended        Year Ended
                                                          December 31,    June 30,
                                                            1999           1999
                                                         -------------  -----------

      Benefit from income taxes at statutory 34% rate    $ (1,464,000)  $ (906,000)
      Tax effect (benefit) of
         Change in valuation allowance                      1,845,000    1,061,000
         State income tax deduction, net of federal
            benefit                                          (381,000)    (155,000)
                                                           -----------   ----------

               TOTAL                                      $         -   $        -
                                                           ===========   ==========

      The Company's total deferred tax assets and deferred tax asset valuation allowance at December 31, 1999 were as follows:

            Deferred tax asset
               Net operating loss carryforwards                     $8,813,000
            Valuation allowance                                     (8,813,000)
                                                                    ----------

                  NET DEFERRED TAX ASSETS                           $        -
                                                                    ==========

      As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $22,869,000 and $11,434,000, respectively, which expire through 2004 and 2015, respectively.

      Utilization of the net operating loss carryforwards in any one year may be limited by, among other things, alternative minimum tax rules and restrictions caused by changes in the Company's stock ownership (Internal Revenue Code Section 382). The 1996 ownership changes resulted in an annual Section 382 net operating loss limitation of approximately $945,700.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 14 - SEGMENT INFORMATION

      The Company has two industry reportable segments: 1) Internet-based analysis and 2) strategic support and distribution of television and video programming. The accounting policies of the segments are the same as described in Note 2. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated.

                                             Six Months Ended December 31, 1999
                                        ------------------------------------------
                                           Internet     Distribution      Total
                                        -------------  ------------- -------------
      Revenues                          $    155,466   $    187,519  $    342,985
      Segment loss                      $   (712,769)  $ (4,011,813) $ (4,724,582)
      Total assets                      $  1,434,898   $  2,704,911  $  4,139,809
      Depreciation and amortization     $     14,080   $     34,801  $     48,881

                                                 Year Ended June 30, 1999
                                        ------------------------------------------
                                           Internet     Distribution      Total
                                        -------------  ------------- -------------
      Revenues                          $     55,235   $  2,936,718  $  2,991,953
      Segment loss                      $    (57,187)  $ (2,665,052) $ (2,722,239)
      Total assets                      $    413,976   $  4,040,644  $  4,454,620
      Depreciation and amortization     $      1,626   $    102,355  $    103,981

NOTE 15 - MAJOR CUSTOMERS

      For the six months ended December 31, 1999, the Company had sales to one customer representing 10% of total revenues. For the year ended June 30, 1999, the Company had sales to one customer representing 77% of total revenues.

      As of December 31, 1999, 1% of the Company's accounts receivable was from one customer. As of June 30, 1999, 70% of the Company's accounts receivable was from one customer.


NOTE 16 - FOURTH QUARTER ADJUSTMENTS

      Certain accounts receivable balances amounting to $1,230,035 were written off as collectability on these receivables could not be determined.

      In addition, an adjustment to additional paid-in capital of $957,000 was made to record dividends on Series G preferred stock, representing a beneficial conversion feature.

                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1999

-------------------------------------------------------------------------------

NOTE 17 - YEAR 2000 ISSUE

      The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

      Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that the suppliers have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 18 - SUBSEQUENT EVENTS

      On January 7, 2000, the Company entered into two promissory notes with the Loan-Out Company for the principal sum of $2,450,000. The notes are in connection with the conversion of 1,500,000 shares of Series C Convertible Stock, as well as the exercise of the option to purchase 1,300,000 shares of the Company's common stock. Interest shall accrue at 5% per annum and shall be due and payable on or before December 31st of each year. All outstanding principal shall be due and payable on or before December 31, 2002.

      On January 19, 2000, the Company entered into three promissory note agreements with an officer of the Company for a total of $1,050,000. The notes are in connection with a Stock Purchase Agreement for the exercise of the option to purchase 600,000 shares of the Company's common stock at $1.75 per share. Interest shall accrue at 5% per annum and shall be due and payable at the same time as principal payments on or before December 31, 2001, 2002, and 2003 per promissory note.

      On March 2, 2000, the Company entered into a promissory agreement with another officer of the Company for the principal sum of $161,500. The note is in connection with the issuance of common stock for the exercise of the option to purchase 175,000 shares of common stock at $0.92 per share. Interest shall accrue at 5% per annum and shall be due and payable on or before February 28th of each year. All outstanding principal shall be due and payable on or before February 28, 2002.

      On March 3, 2000, the Company entered into an equity securities purchase agreement with a financing company to purchase up to $34,000,000 of common stock directly and through warrants. Upon completion of the financing, the financing company would own 5,698,000 shares in the Company. In March 2000, the Company received $8,500,000 of this financing for the purchase of the initial 1,700,000 shares of common stock. The balance is due through the exercise of 3,998,000 warrants at exercise prices ranging from $6 to $9 per share for the Company's common stock.