Form 10QSB
period 2000-03-31
NETCURRENTS INC/
filed 2000-05-17
CIK 854937

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                               ----------------------

                                   FORM 10-QSB


                    Quarterly Report Under Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934.

                               ----------------------

For Quarter Ended MARCH 31, 2000                Commission file number 0-18410
                  --------------                                       -------

                                 NETCURRENTS, INC.
                                 -----------------
               (Exact name of registrant as specified in its charter)

          Delaware                                           95-4233050
----------------------------------------------------------------------------
       (State or other                                    (I.R.S. Employer
       jurisdiction of                                   Identification No.)
       incorporation or
         organization)

     9720 Wilshire Blvd., Suite 700, Los Angeles, CA                90212
-------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)
         Registrant's telephone number, including area code (310) 860-0200

  IAT RESOURCES CORPORATTION, 5757 Wilshire Blvd., Penthouse One, Los Angeles CA
                                      90036
(Former name,former address and former fiscal year,if changed since last report)

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

      COMMON STOCK, $.001 PAR VALUE--32,278,214 SHARES AS OF MAY 12, 2000

                                Table Of Contents
                                Document Sections
Part 1. Financial Information ..........................................1
PART II - OTHER INFORMATION ............................................24
ITEM 1.  LEGAL PROCEEDINGS .............................................24
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .....................24
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................24
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........24
ITEM 5.  OTHER INFORMATION .............................................24
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A ...............24

                                  FULL CONTENTS
Part 1. Financial Information ..........................................1
PART II - OTHER INFORMATION ............................................24
ITEM 1.  LEGAL PROCEEDINGS .............................................24
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .....................24
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...............................24
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........24
ITEM 5.  OTHER INFORMATION .............................................24
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A ...............24

Part 1. Financial Information
Item 1. Financial Statements


                                                                 NETCURRENTS, INC.
                                              (FORMERLY IAT RESOURCES CORPORATION)
                                                                  AND SUBSIDIARIES
                                                       CONSOLIDATED BALANCE SHEETS
                                                    MARCH 31, 2000 (UNAUDITED) AND
                                                       DECEMBER 31, 1999 (AUDITED)
----------------------------------------------------------------------------------


                                     ASSETS

                                                         March 31,    December 31,
                                                           2000           1999
                                                       -----------   -------------
                                                       (UNAUDITED)      (AUDITED)
CURRENT ASSETS
   Cash and cash equivalents                           $ 9,349,315   $     798,855
   Accounts receivable, net of allowance for doubtful
      accounts of nil and nil                              312,404         555,667
   Prepaid advertising expenses                                  -         583,392
   Prepaid assets                                           15,360          40,342
   Subscription receivable                                 250,000         200,000
                                                       -----------   -------------

         Total current assets                            9,927,079       2,178,256


FILM COSTS                                                 224,988         224,998
FIXED ASSETS, at cost, net                                 185,551         131,559
GOODWILL, less accumulated amortization of $166,782
   and $144,282                                            819,413         841,913
INVESTMENTS                                                680,160         725,050
OTHER ASSETS                                                34,811          38,043
                                                       -----------   -------------

            TOTAL ASSETS                               $ 11,872,002  $   4,139,809
                                                       ============  =============


                                                                           NETCURRENTS, INC.
                                                        (FORMERLY IAT RESOURCES CORPORATION)
                                                                            AND SUBSIDIARIES
                                                                 CONSOLIDATED BALANCE SHEETS
                                                              MARCH 31, 2000 (UNAUDITED) AND
                                                                 DECEMBER 31, 1999 (AUDITED)
--------------------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    March 31,   December 31,
                                                                      2000          1999
                                                                   -----------  ------------
                                                                   (UNAUDITED)    (AUDITED)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $ 1,017,973  $  1,202,141
   Dividends payable                                                   129,813       108,313
   Due to related parties                                                    -        44,046
   Capital lease obligation                                                  -         4,320
   Convertible debentures                                              167,824       619,824
   Deferred revenue                                                      1,995        63,025
                                                                   -----------  ------------

      Total current liabilities                                      1,317,605     2,041,669

         Total liabilities                                           1,317,605     2,041,669
                                                                   -----------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, Series A, C, D, E, and F, $0.001 par value
     5,400,000 shares authorized
     1,100,000 and 2,625,000 shares issued
           and outstanding                                               1,100         2,625
   Preferred stock, Series G, $1,000 par value
      4,000 shares authorized
      1,505 and 1,875 shares issued and outstanding                  1,505,000     1,875,000
   Common stock, $0.001 par value
      50,000,000 shares authorized
      30,596,005 and 23,070,869 shares issued
              and outstanding                                           30,596        23,071
   Treasury stock, at cost
      93,536 shares                                                 (1,010,192)   (1,010,192)
   Subscription receivable                                          (4,111,962)     (398,800)
   Additional paid-in capital                                       45,323,566    30,704,372
   Accumulated other comprehensive income                              395,160       225,050
   Accumulated deficit                                             (31,578,871)  (29,322,986)
                                                                   -----------  ------------

     Total shareholders' equity                                     10,554,397    2,098,140
                                                                   -----------  ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 11,872,002 $  4,139,809
                                                                   ===========  ============

                                                            NETCURRENTS, INC.
                                         (FORMERLY IAT RESOURCES CORPORATION)
                                                             AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2000,
                               AND FOR THE THREE MONTHS ENDED MARCH 31, 1999,
                                                                  (UNAUDITED)
--------------------------------------------------------------------------------
                                              For the         For the
                                            Three Months    Three Months
                                               Ended           Ended
                                             March 31,       March 31,
                                                2000           1999
                                            ------------    -------------
                                             (unaudited)     (unaudited)
REVENUES                                    $    267,417    $      12,000

GENERAL AND ADMINISTRATIVE EXPENSES            2,474,862          410,979
                                            ------------    -------------

LOSS FROM OPERATIONS                          (2,207,445)        (398,979)
                                            ------------    -------------
OTHER INCOME (EXPENSE)
  Interest and dividend income                    70,819              613
  Interest and financing expens e                 (6,661)               -
   Recovery of expenses                                -        1,042,310
  Write-off of notes receivable and
          other assets                           (55,405)               -
Amortization of goodwill                         (22,500)         (41,000)
  Amortization of acquisition costs                    -           (6,070)
  Settlement expense                             (71,400)               -
   Gain on sale of investment                    168,250                -
  Other income (expense)                           5,958             (312)
                                            ------------    -------------

     Total other income (expense)                 89,061          995,541
                                            ------------    -------------

LOSS BEFORE PROVISION FOR INCOME TAXES        (2,118,384)         596,562

PROVISION FOR INCOME TAXES                         9,750                -
                                            ------------    -------------


                                                               NETCURRENTS, INC.
                                            (FORMERLY IAT RESOURCES CORPORATION)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED MARCH 31, 2000,
                                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1999,
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                      For the       For the
                                                   Three Months  Three Months
                                                      Ended          Ended
                                                     March 31,     March 31,
                                                       2000          1999
                                                   ------------  ------------
                                                    (unaudited)   (unaudited)


NET INCOME (LOSS)                                  $ (2,128,134) $    596,562

DIVIDEND REQUIREMENT OF SERIES A PREFERRED STOCK       (106,250)     (106,250)

BENEFICIAL CONVERSION ON SERIES G PREFERRED STOCK             -             -
DIVIDEND REQUIREMENT OF SERIES G PREFERRED STOCK        (22,250)            -
                                                   ------------  ------------
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS      (2,256,634)      490,312
                                                   ------------  ------------

UNREALIZED GAIN ON INVESTMENT                           199,672             -
                                                   ------------  ------------

COMPREHENSIVE LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                     $ (2,056,962) $    490,312
                                                   ============  ============

BASIC LOSS PER COMMON SHARE                        $      (0.07) $       0.05
                                                   ============  ============


WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
   BASIC                                             30,596,005    10,061,725
                                                   ============  ============


                                                                                                     NETCURRENTS, INC.
                                                                                  (FORMERLY IAT RESOURCES CORPORATION)
                                                                                                      AND SUBSIDIARIES
                                                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2000,
                                                                                                           (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                   PREFERRED STOCK
                       ------------------------------------
                       SERIES A,C,D,E,AND F    SERIES G        COMMON STOCK                                  ADDITIONAL
                       ------------------  ----------------  --------------------   TREASURY   SUBSCRIPTION      PAID-IN
                         SHARES    AMOUNT  SHARES  AMOUNT     SHARES      AMOUNT     STOCK      RECEIVABLE       CAPITAL
                       ---------- -------- ------ ----------  ----------  ------- -----------  -----------   -----------
BALANCE,
  DECEMBER 31, 1999    2,625,000  $2,625   1,875  $1,875,000  23,070,869  $23,071 $(1,010,192) $  (398,800)  $30,704,372
ISSUANCE OF COMMON
  SHARES IN PAYMENT
  OF DIVIDENDS ON
  SERIES A PREFERRED
  STOCK                                                           53,662       54                                106,196
ISSUANCE OF COMMON
  STOCK FOR THE
  EXERCISE OF OPTIONS                                            636,999      637                                753,260
ISSUANCE OF COMMON
  STOCK FOR THE
  EXERCISE OF WARRANTS                                           104,333      104                                150,523
ISSUANCE OF COMMON
  STOCK FOR PRIVATE
  PLACEMENT                                                    1,700,000    1,700                              7,648,300
ISSUANCE OF SERIES G
  PREFERRED STOCK                          1,090   1,090,000
ISSUANCE OF SERIES E
  PREFERRED STOCK
RETIREMENT OF
  COMMON STOCK
   Grosso-Jacobson                                              (328,286)    (328)                                   328
ADJUSTMENT IN COMMON
   STOCK                                                             161



                       ACCUMULATED
                          OTHER
                         COMPRE-
                         HENSIVE      ACCUMULATED
                         INCOME         DEFICIT            TOTAL
                       -----------    ------------     ---------
BALANCE,
  DECEMBER 31, 1999       $225,050    $(29,322,986)   $2,098,140
ISSUANCE OF COMMON
  SHARES IN PAYMENT
  OF DIVIDENDS ON
  SERIES A PREFERRED
  STOCK                                                  106,250
ISSUANCE OF COMMON
  STOCK FOR THE
  EXERCISE OF OPTIONS                                    753,897
ISSUANCE OF COMMON
  STOCK FOR THE
  EXERCISE OF WARRANTS                                   150,627
ISSUANCE OF COMMON
  STOCK FOR PRIVATE
  PLACEMENT                                            7,650,000
ISSUANCE OF SERIES G
  PREFERRED STOCK                                      1,090,000
ISSUANCE OF SERIES E
  PREFERRED STOCK
RETIREMENT OF
  COMMON STOCK
   Grosso-Jacobson                                             -
ADJUSTMENT IN COMMON
   STOCK                                                       -

                                                                                                                  NETCURRENTS, INC.
                                                                                               (FORMERLY IAT RESOURCES CORPORATION)
                                                                                                                   AND SUBSIDIARIES
                                                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2000,
                                                                                                                        (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                      PREFERRED STOCK
                          ------------------------------------------
                          SERIES A,C,D,E,AND F       SERIES G                COMMON STOCK                                ADDITIONAL
                          --------------------  --------------------     -------------------   TREASURY   SUBSCRIPTION    PAID-IN
                            SHARES    AMOUNT     SHARES     AMOUNT        SHARES     AMOUNT    STOCK      RECEIVABLE     CAPITAL
                          ---------- --------   -------  -----------     ----------  ------- -----------  ------------   ----------
ISSUANCE OF COMMON
  STOCK IN PAYMENT OF
  DIVIDENDS ON SERIES
  A PREFERRED STOCK                  $                   $                           $       $            $              $
ISSUANCE OF COMMON
  STOCK FOR EXERCISE
  OF OPTIONS                                                               775,000       775                (1,220,506)   1,210,725
ISSUANCE OF COMMON
  STOCK FROM THE
  PREFERRED SERIES F
  CONVERSION                (225,000)    (225)                             225,000       225                                311,525
ISSUANCE OF COMMON
  STOCK FROM THE
  PREFERRED SERIES G
  CONVERSION                                     (1,460)  (1,460,000)    1,162,184     1,162                              1,458,838
ISSUANCE OF COMMON
  STOCK FOR CONVERSION
  OF SERIES C PREFERRED
  STOCK FOR EXERCISE
  OF OPTIONS               (1,300,000) (1,300)                           2,800,000     2,800                (2,478,350)   2,448,500
ISSUANCE OF COMMON
  STOCK FOR
  SETTLEMENT                                                                30,000        30                                 71,370
ISSUANCE OF COMMON
  STOCK FOR CONVERSION
  DEBENTURES                                                               366,083       366                                459,634
DIVIDENDS PAID ON
  SERIES A PREFERRED
  STOCK



                                ACCUMULATED
                                   OTHER
                                  COMPRE-
                                  HENSIVE      ACCUMULATED
                                  INCOME         DEFICIT            TOTAL
                                -----------    ------------     ---------
ISSUANCE OF COMMON
  STOCK IN PAYMENT OF
  DIVIDENDS ON SERIES
  A PREFERRED STOCK             $              $                $
ISSUANCE OF COMMON
  STOCK FOR EXERCISE
  OF OPTIONS                                                       (9,011)
ISSUANCE OF COMMON
  STOCK FROM THE
  PREFERRED SERIES F
  CONVERSION                                                      311,525
ISSUANCE OF COMMON
  STOCK FROM THE
  PREFERRED SERIES G
  CONVERSION                                                            -
ISSUANCE OF COMMON
  STOCK FOR CONVERSION
  OF SERIES C PREFERRED
  STOCK FOR EXERCISE
  OF OPTIONS                                                      (28,350)
ISSUANCE OF COMMON
  STOCK FOR
  SETTLEMENT                                                       71,400
ISSUANCE OF COMMON
  STOCK FOR CONVERSION
  DEBENTURES                                                      460,000
DIVIDENDS PAID ON
  SERIES A PREFERRED
  STOCK                                            (106,250)     (106,250)

                                                                                                                  NETCURRENTS, INC.
                                                                                               (FORMERLY IAT RESOURCES CORPORATION)
                                                                                                                   AND SUBSIDIARIES
                                                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2000,
         -                                                                                                              (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                      PREFERRED STOCK
                          ------------------------------------------
                          SERIES A,C,D,E,AND F       SERIES G                COMMON STOCK                                ADDITIONAL
                          --------------------  --------------------     -------------------   TREASURY    SUBSCRIPTION    PAID-IN
                            SHARES    AMOUNT     SHARES     AMOUNT        SHARES     AMOUNT    STOCK       RECEIVABLE     CAPITAL
                          ---------- ---------  -------- -----------     ----------  -------  -----------  ------------   ----------
DIVIDENDS PAID ON
  SERIES G PREFERRED
  STOCK                              $                   $                           $        $            $              $
UNREALIZED GAIN ON
  INVESTMENT
REALIZED GAIN ON
  INVESTMENT
INTEREST ON SUBSCRIPTION
    RECEIVABLE                                                                                                 (14,306)
NET LOSS
                          ---------- ---------  -------- -----------     ----------  ------- -----------  ------------   ----------
BALANCE, MARCH 31,
  2000                     1,100,000 $   1,100     1,505  $1,505,000     30,596,005  $30,596 $ (1,010,192) $ (4,111,962) $45,323,560
                          ========== =========  ======== ===========     ==========  ======= ============  ============  ===========

                          ACCUMULATED
                            OTHER
                            COMPRE-
                           HENSIVE      ACCUMULATED
                           INCOME         DEFICIT           TOTAL
                         -----------    ------------     -----------

DIVIDENDS PAID ON
  SERIES G PREFERRED
  STOCK                  $              $   (21,500)     $   (21,500)
UNREALIZED GAIN ON
  INVESTMENT                 199,673                         199,673
REALIZED GAIN ON
  INVESTMENT                 (29,563)                        (29,563)
INTEREST ON SUBSCRIPTION
    RECEIVABLE                                               (14,306)
NET LOSS                                  (2,128,135)     (2,128,135)
                         -----------    ------------     -----------

BALANCE, MARCH 31,
  2000                   $   395,160    $(31,578,871)    $10,554,397
                         ===========    ============     ===========



                                                              NETCURRENTS, INC.
                                           (FORMERLY IAT RESOURCES CORPORATION)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2000,
                                 AND FOR THE THREE MONTHS ENDED MARCH 31, 1999,
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------
                                                        For the       For the
                                                      Three Months  Three Months
                                                         Ended         Ended
                                                        March 31,    March  31,
                                                         2000          1999
                                                      ------------  -----------
                                                       (unaudited)  (unaudited)
    CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $ (2,128,134)     596,562
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization of fixed assets          24,976          172
     Amortization of goodwill                               22,500       41,000
     Amortization of acquisition costs                           -        6,071
     Write-off of notes receivable and other assets         55,405            -
     Issuance of common stock for services rendered         71,400            -
     Interest from subscription receivables                (53,662)           -
     Gain on sale of investments                          (168,250)           -
  (Increase) decrease in
   Accounts receivable                                     243,263      352,033
   Other assets and prepaid expenses                        28,212      118,106
   Prepaid advertising expenses                            583,392            -
  Increase (decrease) in
   Accounts payable and accrued expenses                  (184,168)  (1,178,204)
   Deferred revenue                                        (61,030)           -
                                                       -----------   ----------

Net cash used in operating activities                   (1,566,096)     (64,260)
                                                       -----------   ----------


                                                            NETCURRENTS, INC.
                                         (FORMERLY IAT RESOURCES CORPORATION)
                                                             AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2000,
                               AND FOR THE THREE MONTHS ENDED MARCH 31, 1999,
                                                                  (UNAUDITED)
-----------------------------------------------------------------------------
                                              For the        For the
                                            Three Months   Three Months
                                               Ended          Ended
                                             March 31,      March 31,
                                               2000           1999
                                            ------------  -------------
                                            (unaudited)    (unaudited)
    CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures on fixed assets      $   (78,969)  $      (2,149)
  (Increase) decrease in receivables
     from related parties                             -         (20,000)
  Cash from purchase of business                      -         100,606
  Company acquisitions                                -        (800,000)
  Increase in subscriptions receivable           (50,00)              -
  Proceeds from sale of investments              383,125              -
                                            ------------  -------------

Net cash provided by (used in)                   254,156       (721,543)
  in investing activities                   ------------  -------------


    CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on notes payable                      (44,046)      (349,260)
  Payments on capital lease obligation            (4,320)       (14,184)
  Proceeds from issuance of preferred stock      311,525      1,618,750
  Proceeds from issuance of common stock       8,501,241         26,663
  Proceeds from convertible debentures,
    net of offering costs                      1,098,000              -
                                            ------------  -------------

Net cash provided by financing activities      9,862,400      1,281,969
                                            ------------  -------------

Net increase in cash and cash equivalents      8,550,460        496,166

CASH AND CASH EQUIVALENTS, BEGINNING OF          798,855       (442,645)
  PERIOD                                    ------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD    $  9,349,315  $      53,521
                                            ============  =============

(1)   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of NetCurrents, Inc. ( the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the six month period ending December 31, 1999.

Company's financial statements.

      On September 23, 1999, NetCurrents, Inc. entered into a merger agreement with Infolocity, Inc., a privately held Internet company located in Burlingame, California and incorporated in January 1999. As of December 27, 1999, the effective date of the merger, Infolocity, Inc. changed its name to NetCurrents Services Corporation and became a wholly-owned subsidiary of NetCurrents, Inc.

      The terms of the merger included a tax-free exchange of NetCurrents, Inc. common stock for 100% of the issued and outstanding stock of Infolocity, Inc. The acquisition was accounted for as a pooling of interests and, consequently, the accompanying historical financial information for the six-month period ending December 31, 1999 has been restated to reflect the effects of the combination. In connection with the merger, the Company issued 7,375,001 shares of common stock..

      On March 3, 2000, NetCurrents, Inc. entered into an equity securities purchase agreement with the Brown Simpson Strategic Growth Fund Ltd and the Brown Simpson Strategic Growth Fund L.P. to purchase up to $34,000,000 of common stock directly and through warrants. Upon completion of the financing, Brown Simpson would receive 5,698,000 shares in the Company. In March 2000, the Company received $8,500,000 of this financing for the purchase of the initial
1.7 million shares of common stock. The balance is due through the exercise of 3,998,000 callable warrants at exercise prices ranging from $6 to $9 per share for the Company's common stock.

      On July 15, 1998, the Company acquired 100% of the outstanding capital stock of MWI Distribution, Inc., a California corporation ("MWI"), which is engaged in the international co-production and licensing of television and video programming, as well as merchandising. The acquisition was accomplished by merger. The consideration paid by the Company to the sole shareholders of MWI pursuant to the merger was paid through the issuance of 763,889 shares of the Company's Common Stock valued at an issue price of $1.75 per share. Pursuant to an agreement reached between Mr. Sussman and the Company, IATR retired approximately 90,000 shares owned by Mr. Sussman.

      Certain figures for the three months ended September 30, 1999 have been restated to conform with the current presentation.

(2)       GOODWILL
      Goodwill related to the acquisition of MWI is being amortized over a period of ten years.

(3)      DIVIDEND ON SERIES A PREFERRED STOCK

      For the three months ended March 31, 2000, the Company issued shares of its Common Stock at a market value equivalent to $106,250 and $22,250, representing the $106,250 quarterly dividend required to be paid on the Series A Preferred Stock and $22,250 quarterly dividend required to be paid on the Series G Preferred Stock for the quarter ended March 31, 2000.

(4)      LOSS PER SHARE

      Loss per share for the three month period ended March 31, 2000 has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ending on September 30, 1999.

(5)   STOCK OPTIONS AND WARRANTS

      The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company has granted options for the period ended March 31, 2000. At March 31, 2000 there were options to acquire 287,028 shares outstanding at exercise prices ranging from $3.36 per share to $39.00 per share of Common Stock.

      In addition to the Redeemable Warrants to purchase an aggregate of 1,700,000 shares of Common Stock at $5.25 per share issued in connection with the September 1996 public offering, the Company has other existing warrants outstanding to purchase an aggregate of 142,518 shares of Common Stock at prices ranging from $23.10 to $43.20 per share. There were a total of approximately 1,842,518 warrants outstanding as of December 31, 1999.



FORWARD AND LOOKING STATEMENTS.

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933 with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict, "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things, the integration of the acquisition of MWI, trends affecting the Company's financial condition and the Company's business and strategies. The stockholders of NetCurrents are cautioned not to put undue reliance on such forward-looking statements. With respect to the entertainment relating activities, such forward-looking statements involve risks and uncertainties, including the intensity of competition from other television distributors and the status of the Company's liquidity in future fiscal periods. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the six months ending December 31, 1999 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

         For approximately eight years, we operated under the name The Producers Entertainment Group Ltd. Historically, we acquired, developed, produced and distributed dramatic, comedy, documentary and instructional television series and movies and theatrical motion pictures. We distributed our projects in the United States and in international markets for exhibition on standard broadcast television (network and syndication), basic cable and pay cable and for video distribution. We also provided producer and executive producer services in exchange for fees and participations in future profits from these projects. Although we continue to engage in certain entertainment related distribution activities, during the past eight months we have reduced our network and cable television production activities and have redirected our core business toward the Internet.

        While operating as The Producers Entertainment Group Ltd., in July 1998, we acquired MWI Distribution, Inc., which does business under the name MediaWorks International. MediaWorks International continues to distribute television and video programming in the international market.

         As part of our expansion into the Internet and on-line commerce industries, we identified and made investments in two early and expansion stage companies. In February 1999, we purchased 150,000 shares of common stock of flowersandgifts.com, a portal on the Internet for the sale of flowers and other gifts, and 100,000 shares of common stock of Pacific Softworks, Inc., a licensor of Internet-related software and related software development tools, that completed an initial public offering in June 1998. We also have warrants to purchase up to an additional 100,000 shares of Pacific Softworks' common stock.

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

 RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

      Revenues for the three months ended March 31, 2000 increased $255,417 compared to the three months ended March 31, 1999. Revenues for the three months ended March 31, 2000 consist of sales of $191,669 from our NC Services subsidiary and $75,000 from MediaWorks.

         General and administrative expenses increased to $2,474,862 in the three months ended March 31, 2000 from $410,979 in the three months ended March 31, 1999 or an increase of $2,063,883. The increase was primarily attributable to the change in business operations and the merger with Infolocity. The general and administrative expenses include such items as $671,000 in marketing expenditures, $694,000 of salaries $147,000 of professional fees and $41,900 in occupancy costs. During the three months ended March 31, 1999 the Company had significantly reduced its staff and operating expenses as it transitioned out of certain operations in the entertainment industry. The lower general and administrative costs were primarily due to elimination of certain staff and costs related to the entertainment business.

      The recovery of expenses for the period ended March 31, 1999 is a result of the forgiveness of certain obligations owing to executives in the Company's entertainment business.

         Interest income during the three months ended March 31, 2000 was $70,819 and primarily consisted of the amortization of the imputed interest discount on notes received from the issuance of common stock to related parties. Interest income for the three months ended March 31, 1999 was $613.


      The gain on sale of investment of $168,000 is a result of the sale of a portion of the stock owned by the Company.

         The net (loss) applicable to common shareholders was ($2,056,962) for the three months ended March 31, 2000 as compared to a net income of $490,312 for the three months ended March 31, 1999. Of this amount for the three months ended March 31, 2000, approximately $200,000, represents non-recurring expenses and $128,500 represents the dividend paid in Common Stock to the holders of the Series A Preferred Stock and Series G Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

      During the six month period ended March 31, 2000, as set out below, the Company received at total of $8,500,000 to fund the execution of its business plan.

      Our cash commitments for the year ending December 31, 2000, include payment of our current liabilities of $1,317,605, compensation to officers and key independent contractors of approximately $1,500,000 and office rent of $ 289,884, aggregating approximately $2,860,000.

      Net cash provided by (used in) operating activities of our company in the three months ended March 31, 2000 was ($1,566,096) as compared to ($64,260) in the three months ended March 31, 1999. Net cash provided by (used in) investing activities during the three months ended March 31, 2000, was $254,156 and net cash used in investing activities during the three months ended March 31, 1999, was ($721,543). Net cash provided by financing activities of our company during the three months ended March 31, 2000, was $9,862,400 and net cash provided by financing activities of our company during the three months ended March 31, 1999, was $1,281,969.

      Our total cash and cash equivalents balance as of March 31, 2000 was $9,349,315 as compared to our total cash and cash equivalent balance of $798,855 as of December 31, 1999.

      In July 1998, we secured access to a $5,500,000 equity-based line of credit with an institutional investor, subject to certain minimum trading qualifications. To date, we have sold $2,500,000 of convertible preferred stock to the investor.

      In August 1999, the Company issued and sold 6% Convertible Debentures. During the period from August 1999 to March 31, 2000, we completed this private placement and received $4,000,000. During the three months ended March 31, 2000, the Company issued and sold convertible debentures and received $1,098,000 net of costs. As of March 31, 2000, all but $167,000 of the convertible debentures had been converted to common stock.


      On March 3, 2000, NetCurrents, Inc. entered into an equity securities purchase agreement with the Brown Simpson Strategic Growth Fund Ltd and the Brown Simpson Strategic Growth Fund L.P. to purchase up to $34,000,000 of common stock directly and through warrants. Upon completion of the financing, Brown Simpson would receive 5,698,000 shares in the Company. In March 2000, we received $8,500,000 of this financing for the purchase of the initial 1.7 million shares of common stock. The balance is due through the exercise of 3,998,000 warrants at exercise prices ranging from $6 to $9 per share and are callable by the Company when at such time as the common stock reaches certain prices.

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


IMPACT OF YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Any of our computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in potential disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company did not experience any problems as a result of the advent of the Year 2000.

FACTORS THAT COULD IMPACT FUTURE RESULTS

          FACTORS AFFECTING THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES

RISKS RELATED TO OUR BUSINESS

WE ACQUIRED NC SERVICES IN DECEMBER 1999. IF WE FAIL TO GROW THE NC SERVICES BUSINESS OR IF WE CANNOT SUCCESSFULLY INTEGRATE NC SERVICES' BUSINESS INTO OURS, OUR BUSINESS AND FINANCIAL CONDITION COULD SUFFER.

      On December 27, 1999, we completed the acquisition of NC Services (previously known as Infolocity, Inc.), a privately held Internet company which, through its proprietary search technology, helps publicly traded companies minimize the impact of negative information posted on the Internet. This merger will necessarily involve the integration of two businesses that have previously operated independently. We merged with NC Services with the expectation that this merger would help us execute our plan to expand our core business into the Internet industry and provide us with further opportunities to promote synergistic business relationships among other Internet companies. However, we cannot be certain that our acquisition of NC Services will enable our business to realize a higher rate of growth. In addition, there can be no assurance that we will be able to successfully integrate the operations of NC Services into our existing operations or that we will realize all of the benefits expected from this integration. In order to achieve these anticipated benefits, we must efficiently, effectively and timely integrate NC Services' operations into ours. The combination of these businesses requires, among other things:

      ?     integration of management staffs and necessary support staffing to meet the combined entity's business growth opportunities;

      ?     coordination of operations and marketing efforts; and

      ?     location of adequate sources of additional funding.

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

ALTHOUGH WE CONTINUE TO OPERATE IN THE ENTERTAINMENT BUSINESS ON A SIGNIFICANTLY REDUCED SCALE, OUR PROSPECTS IN THE INTERNET SECTOR ARE DIFFICULT TO FORECAST BECAUSE WE HAVE ONLY TRANSITIONED INTO THE INTERNET AND ONLINE COMMERCE INDUSTRIES SINCE FEBRUARY 1999 AND ACQUIRED NC SERVICES AS OF DECEMBER 1999.

      We announced our intention to expand our business in the Internet and electronic commerce industries in February 1999, and we have changed our core television production business to Internet technology services, primarily through our acquisition of NC Services. These industries are new, highly speculative and involve a substantial degree of risk. Since we are in an early stage of development in these rapidly evolving industries, our prospects are difficult to predict and could change rapidly and without warning. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of developing and expanding their business, particularly companies in the new and rapidly evolving Internet technology and online commerce markets. These risks include, but are not limited to, the inability to attract key personnel knowledgeable in the Internet markets, the inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the inability to manage potential growth. To address these risks, we must, among other things:

      ?     successfully implement new business and marketing strategies;

      ?     respond to competitive developments;

      ?     expand our funding of early and expansion-stage companies; and

      ?     attract and retain qualified personnel.

WE MAY NOT BE SUCCESSFUL IN ENTERING THE INTERNET AND ONLINE COMMERCE FIELDS SINCE WE HISTORICALLY NEVER HAVE OPERATED IN THESE BUSINESSES. OPERATING IN THESE BUSINESSES WILL ALSO REQUIRE SUBSTANTIAL WORKING CAPITAL.

      The Internet market segments are relatively new business ventures for us, and are businesses in which we have not historically operated. As of December 31,1999, only a limited number of officers have experience operating Internet-related companies

      In addition, our new business strategy, investment and acquisition activities will require substantial working capital. We spent substantial funds to acquire NC Services and will continue to spend substantial funds to market and expand our new business and to expand our existing management team with additional experienced Internet personnel. We cannot assure you that we will be successful in any of these areas.

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

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR CURRENT LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS.

      We estimate that, as of December 31, 1999, taking into account our acquisition of NC Services, our cash commitments for the next twelve months will be approximately $4,500,000; a significant portion of this amount is allocated for requirements associated with the business of NC Services.

      We incur expenses associated with other general and administrative costs such as:

      o     staff salaries;

      o     employee benefits;

      o     employer taxes;

      o     premiums on insurance policies;

      o     advertising and marketing costs;

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

      The Company has a history of revenues and losses as follows:

                                             Revenues      Losses

      Year ended June 30, 1997              $5,521,441  $4,592,145

      Year ended June 30, 1998             $22,369,511  $1,411,916

      Year ended June 30,1999               $2,991,953  $2,722,239

      Six months ended December 31,1999       $342,985  $4,724,582

      Three months ended March 31, 2000       $267,417  $2,056,962

      (without giving effect to the payment in 1997, 1998, 1999 and 2000 of dividends of $425,000 annually, on the Series A Preferred Stock and payment in 1999 of dividends of $66,250 on the Series E Preferred Stock and payment in the three months ended March 31, 2000 of dividends of $22,250 on the Series G Preferred Stock). As of March 31, 2000, we had an accumulated deficit of ($31,588,877). If the cash we generate from our operations cannot sufficiently fund possible future operating losses, we may need to raise additional funds. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

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

BECAUSE OF THE LIMITED BARRIERS TO ENTRY IN THE INTERNET COMPETITION IN THESE MARKETS IS INTENSE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS THAT ENTER THESE MARKETS, OUR REVENUES AND OPERATING RESULTS COULD BE IMPAIRED.

      The Internet markets are new, rapidly evolving and intensely competitive, and we expect that competition could further intensify in the future. Barriers to entry are limited, and current and new competitors can launch web sites and other similar businesses at a relatively low cost. Many of our current and potential competitors have longer operating histories and significantly greater financial, marketing and other resources than us. Increased competition may result in reduced operating margins and loss of market share.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

      As of March 31, 2000, we have granted options and warrants to purchase a total of 11,255,747 shares of common stock that have not been exercised. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, we may not be able to obtain additional equity capital on terms we like, since the holders of the outstanding options and warrants will likely exercise them at a time when we may be able to obtain such capital on better terms than those in the options and warrants.

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

      Our Certificate of Incorporation permits our Board of Directors to issue up to 20,000,000 shares of "blank check" Preferred Stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. We have issued and outstanding 1,000,000 shares of Series A Preferred Stock, 50,000 shares of Series D Preferred Stock, 50,000 shares of Series F Preferred Stock and 1,505 shares of Series G Preferred Stock. If we issue additional preferred stock with voting and conversion rights, the rights of our common stockholders could be adversely affected by, among other things, the loss of their voting control to others. Any additional issuances could also delay, defer or prevent a change in our control, even if these actions would benefit our stockholders.

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

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL.

      If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants or upon the conversion of shares of our convertible preferred stock) in the public market, the market price of our common stock could fall. As of March 31, 2000, we had outstanding 30,596,005 shares of our common stock. The unregistered common stock and the common stock held by our officers and directors are "restricted" securities, as that term is defined by Rule 144 under the Securities Act. In the future, these restricted securities may be sold only in compliance with Rule 144 or if they are registered under the Securities Act or under an exemption. Generally, under Rule 144, each person who holds restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of our then-outstanding shares of common stock, or the average weekly volume of trading of our common stock as reported during the preceding four calendar weeks. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years can sell such shares under Rule 144 without regard to any of the limitations described above. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

      In addition, as of March 31, 2000, holders of options and warrants may acquire approximately 11,255,747 shares of common stock and holders of shares of our Series A Preferred Stock, Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock may acquire shares of common stock at various conversion rates.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

(b)   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on February 4, 2000.
          Item 8 was reported. The Company filed a Current Report on Form 8-K on March 9, 2000. Items 5 and 7 were reported.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                     THE PRODUCERS ENTERTAINMENT GROUP LTD.
                                  (Registrant)

  Dated:   MAY 16, 2000       /S/ IRWIN MEYER
                              Irwin Meyer, Chief Executive Officer

  Dated:   MAY 16, 2000       /S/ MICHAEL ISCOVE
           ------------       ------------------
                              Michael Iscove,
                              Chief Financial Officer