Form 10QSB
period 2000-06-30
NETCURRENTS INC/
filed 2000-08-14
CIK 854937

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934.

                             ----------------------

For Quarter Ended JUNE 30, 2000                 Commission file number 0-18410
                  -------------                                        -------

                                NETCURRENTS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                         95-4233050
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


    9720 Wilshire Blvd., Suite 700, Los Angeles, CA               90212
-------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (310) 860-0200


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     COMMON STOCK, $.001 PAR VALUE-- 32,457,389 SHARES AS OF AUGUST 10, 2000

                                Table Of Contents

PART I -  FINANCIAL INFORMATION ...............................................1
ITEM 1.   FINANCIAL STATEMENTS.................................................3
ITEM 2.   MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........13
PART II - OTHER INFORMATION ..................................................13
ITEM 1.   LEGAL PROCEEDINGS ..................................................18
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................18
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ....................................18
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................18
ITEM 5.   OTHER INFORMATION ..................................................18
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...................................19

Part 1. Financial Information

Item 1. Financial Statements

                                                              NETCURRENTS, INC.
                                                               AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                  JUNE 30, 2000 (UNAUDITED) AND
                                                    DECEMBER 31, 1999 (AUDITED)
-------------------------------------------------------------------------------
                                     ASSETS

                                                     June 30,      December 31,
                                                      2000            1999
                                                   -----------    ------------
                                                   (UNAUDITED)      (AUDITED)
CURRENT ASSETS
     Cash and cash equivalents                     $ 7,094,504    $   798,855
     Accounts receivable, net of allowance for
         doubtful accounts of nil and nil              625,359        555,667
     Prepaid advertising expenses                            -        583,392
     Prepaid assets                                     43,525         40,342
     Subscription receivable                                 -        200,000
                                                   -----------    -----------

              Total current assets                   7,763,388      2,178,256

FILM COSTS                                             224,986        224,988
FIXED ASSETS, at cost, net                             399,742        131,559
GOODWILL, less accumulated amortization of
     $166,782 and $144,282                             796,913        841,913
INVESTMENTS                                            362,200        725,050
OTHER ASSETS                                            51,989         38,043
                                                   -----------    -----------
                  TOTAL ASSETS                     $ 9,599,218    $ 4,139,809
                                                   ===========    ===========

                                                              NETCURRENTS, INC.
                                                               AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                  JUNE 30, 2000 (UNAUDITED) AND
                                                    DECEMBER 31, 1999 (AUDITED)
-------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                   June 30,           December 31,
                                                                                      2000               1999
                                                                                ---------------    ----------------
                                                                                (UNAUDITED)           (AUDITED)
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $       874,140    $      1,202,141
     Dividends payable                                                                  236,063             108,313
     Due to related parties                                                                   -              44,046
     Capital lease obligation                                                                 -               4,320
     Convertible debentures                                                                   -             619,824
     Deferred revenue                                                                         -              63,025
                                                                                ---------------    ----------------
         Total current liabilities                                                    1,110,203           2,041,669

              Total liabilities                                                       1,110,203           2,041,669
                                                                                ---------------    ----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, Series A, C, D, E, and F, $0.001 par value
         5,400,000 shares authorized
         1,100,000 and 2,625,000 shares issued and outstanding                            1,100               2,625
     Preferred stock, Series G, $1,000 par value
         4,000 shares authorized
         30 and 1,875 shares issued and outstanding                                      30,000           1,875,000
     Common stock, $0.001 par value
         50,000,000 shares authorized
         32,029,653 and 23,070,869 shares issued and outstanding                         32,030              23,071
     Treasury stock, at cost
         93,536 shares                                                               (1,010,192)         (1,010,192)
     Subscription receivable                                                         (4,108,569)           (398,800)
     Additional paid-in capital                                                      47,154,701          30,704,372
     Accumulated other comprehensive income                                             (92,113)            225,050
     Accumulated deficit                                                            (33,517,942)        (29,322,986)
                                                                                ---------------    ----------------
              Total shareholders' equity                                              8,489,015           2,098,140
                                                                                ---------------    ----------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $     9,599,218    $      4,139,809
                                                                                ===============    ================

                                                              NETCURRENTS, INC.
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED JUNE 30, 2000,
                                                                      AND 1999,
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------
                                                            For the          For the
                                                         Three Months      Three Months
                                                             Ended            Ended
                                                           June 30,          June 30,
                                                             2000              1999
                                                        -------------      -------------
                                                         (unaudited)        (unaudited)
REVENUES                                                $    345,363        $  2,523,653

Costs of Sales
   Costs of projects sold                                                        836,124
Write-off Projects in Development                                                301,037

SELLING GENERAL AND ADMINISTRATIVE
Salaries and Benefits                                        939,108
Selling  and Marketing Expenses                              364,581
Professional Fees                                            268,569
Consulting Fees                                              225,933
Occupancy Costs                                               69,297
General and administrative expenses                          338,478             949,447
                                                        ------------        ------------
                                                           2,205,966             949,447
                                                        ------------        ------------
LOSS FROM OPERATIONS                                      (1,860,603)            437,045
                                                        ------------        ------------
OTHER INCOME (EXPENSE)
   Interest and dividend income                              157,775                1140
   Interest and financing expense                               (400)            (12,447)
   Recovery of expenses                                            -          (1,042,310)
   Write-off of notes receivable and other assets                  -            (166,965)
   Amortization of goodwill                                  (22,500)             16,718
   Amortization of acquisition costs                               -               6,070
   Settlement expense                                        (95,000)                  -
   Gain on sale of investment                                      -                   -
   Other income (expense)                                        317             (10,786)
                                                        ------------        ------------
       Total other income (expense)                           40,192          (1,208,580)
                                                        ------------        -------------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (1,820,411)           (771,535)

PROVISION FOR INCOME TAXES                                   (2,405)                   -
                                                        ------------        ------------

                                                              NETCURRENTS, INC.
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED JUNE 30, 2000,
                                                                      AND 1999,
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------
                                                           For the                  For the
                                                        Three Months              Three Months
                                                            Ended                    Ended
                                                           June 30,                 June 30,
                                                             2000                    1999
                                                        -------------            ------------
                                                         (unaudited)              (unaudited)
NET INCOME (LOSS)                                       $ (1,822,816)            $  (771,535)

DIVIDEND REQUIREMENT OF SERIES A PREFERRED STOCK            (106,250)               (106,250)
DIVIDEND REQUIREMENT OF SERIES E PREFERRED STOCK                                     (66,250)
BENEFICIAL CONVERSION ON SERIES G PREFERRED STOCK                  -                       -
DIVIDEND REQUIREMENT OF SERIES G PREFERRED STOCK                   -                       -
                                                        ------------             -----------
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS           (1,929,066)               (944,035)
                                                        ------------             ------------

UNREALIZED GAIN ON INVESTMENT                                487,273                       -
                                                        ------------             -----------
COMPREHENSIVE LOSS APPLICABLE TO COMMON
   SHAREHOLDERS                                         $ (2,416,338)            $  (944,035)
                                                        ============             ============

BASIC LOSS PER COMMON SHARE                             $       (.06)            $     (0.10)
                                                        ============             ============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING
     BASIC                                                31,886,783               9,085,053
                                                        ============             ============

                                                              NETCURRENTS, INC.
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2000,
                                                                      AND 1999,
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------
                                                            For the           For the
                                                           Six Months        Six Months
                                                             Ended             Ended
                                                            June 30,         June 30,
                                                              2000             1999
                                                        ---------------     ------------
                                                           unaudited         unaudited
REVENUES                                                $   612,780          $ 2,535,653

Cost of Sales
   Costs of projects sold                                                        836,124
   Write-off Projects in Development                                             301,037

SELLING, GENERAL AND ADMINISTRATIVE
Salaries and Benefits                                     1,755,602
Selling  and Marketing Expenses                           1,137,202
Professional Fees                                           523,834
Consulting Fees                                             434,345
Occupancy Costs                                             111,216
General and administrative expenses                         718,629            1,360,426
                                                        -----------          -----------
                                                         4,680,828             1,360,426
                                                        -----------            ---------
LOSS FROM OPERATIONS                                     (4,068,048)             (38,066)
                                                        -----------          -----------
OTHER INCOME (EXPENSE)
   Interest and dividend income                             228,594                 1753
   Interest and financing expense                            (7,061)             (12,447)
   Recovery of expenses                                           -                    -
   Write-off of notes receivable and other assets           (55,405)            (166,965)
   Amortization of goodwill                                 (45,000)             (24,282)
   Amortization of acquisition costs                              -                    -
   Settlement expense                                      (166,400)                   -
   Gain on sale of investment                               168,250                    -
   Other income (expense)                                     6,275              (11,098)
                                                        -----------          -----------
       Total other income (expense)                         129,253             (213,039)
                                                        -----------          ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (3,938,795)            (174,973)

PROVISION FOR INCOME TAXES                                  (12,155)                   -
                                                        ------------         -----------

                                                              NETCURRENTS, INC.
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2000,
                                                                      AND 1999,
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------
                                                          For the             For the
                                                        Six Months           Six Months
                                                          Ended                Ended
                                                         June 30,             June 30,
                                                          2000                 1999
                                                      -------------          ------------
NET INCOME (LOSS)                                     $ (3,950,950)          $  (174,973)

DIVIDEND REQUIREMENT OF SERIES A PREFERRED STOCK          (212,500)             (212,500)
DIVIDEND REQUIREMENT OF SERIES E PREFERRED STOCK                                 (66,250)
BENEFICIAL CONVERSION ON SERIES G PREFERRED STOCK                -                     -
DIVIDEND REQUIREMENT OF SERIES G PREFERRED STOCK           (22,250)                    -
                                                      -------------          ------------
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS         (4,185,700)             (453,723)
                                                      ------------           ------------

UNREALIZED (LOSS) GAIN ON INVESTMENT                       317,163                     -
                                                      ------------           -----------
COMPREHENSIVE LOSS APPLICABLE TO COMMON
   SHAREHOLDERS                                       $ (4,502,863)          $  (436,885)
                                                      ============           ============
BASIC LOSS PER COMMON SHARE                           $      (0.14)          $     (0.05)
                                                      ============           ============
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING
     BASIC                                              29,859,961             9,085,053
                                                      ============           ============

                                                              NETCURRENTS, INC.
                                                               AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2000,
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------
                            PREFERRED STOCK
                ---------------------------------------
                SERIES A, C, D,
                     E, AND F           SERIES G              COMMON STOCK
                -----------------   -------------------   --------------------      TREASURY    SUBSCRIPTION
                  SHARES   AMOUNT   SHARES     AMOUNT       SHARES      AMOUNT       STOCK       RECEIVABLE
                ---------  ------   ------   ----------   ----------   --------   ------------  ------------
BALANCE,
 DECEMBER
 31, 1999       2,625,000  $2,625    1,875   $1,875,000   23,070,869   $ 23,071   $(1,010,192)   $(398,800)
ISSUANCE OF
 COMMON
 SHARES IN
 PAYMENT
 OF DIVIDENDS
 ON SERIES A
 PREFERRED
 STOCK                                                        53,662        54
ISSUANCE OF
 COMMON
 STOCK FOR
 THE EXERCISE
 OF OPTIONS                                                  701,999       702
ISSUANCE OF
 COMMON STOCK
 FOR THE
 EXERCISE OF
 WARRANTS                                                    151,583       152
ISSUANCE OF
 COMMON STOCK
 FOR PRIVATE
 PLACEMENT                                                 1,700,000     1,700
ISSUANCE OF
 SERIES G
 PREFERRED
 STOCK                               1,090    1,090,000
ISSUANCE OF
 SERIES E
 PREFERRED
 STOCK
RETIREMENT
 OF COMMON
 STOCK
 Grosso-Jacobson                                            (328,286)     (328)
ADJUSTMENT
 IN COMMON
 STOCK                                                           161

                                      ACCUMU-
                                      LATED
                                      OTHER
                       ADDITIONAL     COMPRE-
                       PAID-IN        HENSIVE     ACCUMULATED
                       CAPITAL        INCOME        DEFICIT           TOTAL
                       -----------    --------    ------------     -----------
BALANCE,
 DECEMBER
 31, 1999              $30,704,372    $225,050    $(29,322,986)     $2,098,140
ISSUANCE OF
 COMMON
 SHARES IN
 PAYMENT
 OF DIVIDEND
 ON SERIES A
 PREFERRED
 STOCK                     106,196                                     106,250
ISSUANCE OF
 COMMON
 STOCK FOR
 THE EXERCIS
 OF OPTIONS                853,924                                     854,626
ISSUANCE OF
 COMMON STOC
 FOR THE
 EXERCISE OF
 WARRANTS                  212,308                                     212,460
ISSUANCE OF
 COMMON STOC
 FOR PRIVATE
 PLACEMENT               7,648,300                                   7,650,000
ISSUANCE OF
 SERIES G
 PREFERRED
 STOCK                                                               1,090,000
ISSUANCE OF
 SERIES E
 PREFERRED
 STOCK
RETIREMENT
 OF COMMON
 STOCK
 Grosso-Jacobson               328                                           -
ADJUSTMENT
 IN COMMON
 STOCK                                                                       -

                                                               NETCURRENTS,INC.
                                                               AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2000,
                                                                   (UNAUDITED )
-------------------------------------------------------------------------------
                                             PREFERRED STOCK
                                 ---------------------------------------
                                 SERIES A, C, D,
                                      E, AND F           SERIES G               COMMON STOCK
                                 -----------------   -------------------     --------------------      TREASURY    SUBSCRIPTION
                                  SHARES    AMOUNT    SHARES      AMOUNT       SHARES      AMOUNT       STOCK       RECEIVABLE
                                 ---------  ------   --------   ----------   ----------   --------   ------------  ------------
ISSUANCE OF COMMON
   STOCK IN PAYMENT OF
   DIVIDENDS ON SERIES
   A PREFERRED STOCK                        $                   $                         $           $            $
ISSUANCE OF COMMON
   STOCK FOR EXERCISE
   OF OPTIONS                                                                   775,000        775                  (1,170,701)
ISSUANCE OF COMMON
   STOCK FROM THE
   PREFERRED SERIES F
   CONVERSION                    (225,000)    (225)                             225,000        225
ISSUANCE OF COMMON
   STOCK FROM THE
   PREFERRED SERIES G
   CONVERSION                                         (2,935)  (2,935,000)    2,336,318      2,336
ISSUANCE OF COMMON
   STOCK FOR CONVERSION
   OF SERIES C PREFERRED
   STOCK FOR EXERCISE
   OF OPTIONS                  (1,300,000)  (1,300)                           2,800,000      2,800                  (2,499,046)
ISSUANCE OF COMMON
   STOCK FOR
   SETTLEMENT                                                                    30,000         30
ISSUANCE OF COMMON
   STOCK FOR CONVERSION
   DEBENTURES                                                                   513,346        513
DIVIDENDS PAID ON
   SERIES A PREFERRED
   STOCK
DIVIDENDS PAID ON
   SERIES G PREFERRED
   STOCK                                    $                   $                         $          $             $
UNREALIZED LOSS ON
   INVESTMENT
REALIZED GAIN ON
   INVESTMENT
INTEREST ON SUBSCRIPTION
    RECEIVABLE                                                                                                         (40,022)
NET LOSS
                               -----------  ------   --------    ---------   ----------    -------    -----------  ------------
BALANCE, JUNE 30,2000            1,100,000  $1,100         30    $  30,000   32,029,652    $32,030    $(1,010,192) $(4,108,569)
                               ===========  ======   ========    =========   ==========    =======    ============ ============


                                            ACCUMU-
                                            LATED
                                            OTHER
                             ADDITIONAL     COMPRE-
                             PAID-IN        HENSIVE     ACCUMULATED
                             CAPITAL        INCOME        DEFICIT           TOTAL
                             -----------    --------    ------------     -----------
ISSUANCE OF COMMON
   STOCK IN PAYMENT OF
   DIVIDENDS ON SERIES
   A PREFERRED STOCK         $              $           $                 $
ISSUANCE OF COMMON
   STOCK FOR EXERCISE
   OF OPTIONS                  1,210,725                                      40,799
ISSUANCE OF COMMON
   STOCK FROM THE
   PREFERRED SERIES F
   CONVERSION                    311,525                                     311,525
ISSUANCE OF COMMON
   STOCK FROM THE
   PREFERRED SERIES G
   CONVERSION                  2,932,664                                           -
ISSUANCE OF COMMON
   STOCK FOR CONVERSION
   OF SERIES C PREFERRED
   STOCK FOR EXERCISE
   OF OPTIONS                  2,448,500                                     (49,046)
ISSUANCE OF COMMON
   STOCK FOR
   SETTLEMENT                     71,370                                      71,400
ISSUANCE OF COMMON
   STOCK FOR CONVERSION
   DEBENTURES                    644,487                                     645,000
DIVIDENDS PAID ON
   SERIES A PREFERRED
   STOCK                                                   (212,500)       1,090,000
DIVIDENDS PAID ON
   SERIES G PREFERRED
   STOCK                     $            $            $    (21,500)      $  (21,500)
UNREALIZED LOSS ON
   INVESTMENT                              (287,600)                        (287,600)
REALIZED GAIN ON
   INVESTMENT                               (29,563)                         (29,563)
INTEREST ON SUBSCRIPTION
    RECEIVABLE                  (40,022)                                     (40,022)
NET LOSS                        (40,022)                 (3,950,950)      (3,950,950)
                            ------------  ----------   -------------     ------------
BALANCE, JUNE 30,2000        $47,154,701  $ (92,113)   $(33,517,942)     $ 8,489,015
                            ============  ==========   =============     ============

                                                              NETCURRENTS, INC.
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2000,
                                    AND FOR THE SIX MONTHS ENDED JUNE 30, 1999,
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------
                                                                  For the           For the
                                                                Six Months         Six Months
                                                                   Ended             Ended
                                                                  June 30,          June 30,
                                                                    2000              1999
                                                              --------------        ----------
                                                              (unaudited)           (unaudited)
      CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $ (3,950,950)         $     62,397
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization of fixed assets                 74,936                73,776
       Amortization of goodwill                                      45,000                 24282
       Amortization of acquisition costs                                  -                (5,320)
       Write-off of notes receivable and other assets                55,405                     -
       Issuance of common stock for services rendered                71,400                     -
       Interest from subscription receivables                      (109,769)                    -
       Gain on sale of investments                                 (168,250)                    -
   (Increase) decrease in
     Accounts receivable                                            (69,692)            1,411,808
     Other assets and prepaid expenses                                   47               (50,003)
     Prepaid advertising expenses                                   583,392                     -
   Increase (decrease) in
     Accounts payable and accrued expenses                         (328,001)           (2,867,950)
     Deferred revenue                                               (63,025)             (270,669)
                                                               -------------         -------------

Net cash used in operating activities                            (3,859,507)             (386,214)
                                                               ------------          ------------

                                                              NETCURRENTS, INC.
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2000,
                                    AND FOR THE SIX MONTHS ENDED JUNE 30, 1999,
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------
                                                                For the                For the
                                                               Six Months             Six Months
                                                                 Ended                  Ended
                                                               June 30,                June 30,
                                                                 2000                    1999
                                                               ------------           -----------
                                                               (unaudited)            (unaudited)
      CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on fixed assets                        $  (343,119)            $   (16,014)
   Additions to film costs                                               2                  16,226
   (Increase) decrease in receivables from related
     parties                                                             -                 284,821
   Additions to goodwill                                                 -                 809,785
   Company acquisitions                                                  -                 252,122
   (Increase) decrease in short-term investments                         -                (800,000)
   Increase (decrease) in obligations under capital leases               -                  28,247
   Increase in acquisition costs                                         -                 114,589
   Purchase of investments                                        (169,316)                      -
   Increase in subscriptions receivable                            200,000                       -
   Proceeds from sale of investments                               383,125                       -
                                                               -----------             -----------
Net cash provided by (used in) investing activities                 70,692                 689,776
                                                               -----------             -----------
      CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable                                       (44,046)             (1,210,802)
   Borrowings from notes payable                                         -                (264,914)
   Payments on capital lease obligation                             (4,320)                (37,647)
   Proceeds from issuance of preferred stock                       311,525               2,680,975
   Proceeds from issuance of common stock                        8,723,305                (824,785)
   Offering costs                                                        -                (192,500)
   Proceeds from convertible debentures, net of
     offering costs                                              1,098,000                       -
                                                               -----------             -----------
Net cash provided by financing activities                       10,084,464                 150,327
                                                               -----------             -----------
Net increase in cash and cash equivalents                        6,295,649                 453,889

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     798,855                (442,645)
                                                               -----------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 7,094,504             $     11,244
                                                               ===========             ============

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of NetCurrents, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ended December 31, 1999.

(2)      GOODWILL

         Goodwill was recorded in connection with the acquisition of MWI Distribution, Inc. in July 1998 and is being amortized over a period of five years.

(3)      DIVIDENDS ON PREFERRED STOCK

         For the three months ended June 30, 2000, the Company issued shares of its Common Stock at a market value to pay the required $106,250 quarterly dividend on the Series A Preferred Stock and the required $22,250 quarterly dividend on the Series G Preferred Stock.

(4)      LOSS PER SHARE

         Loss per share for the three and six months ended June 30, 2000 has been computed after deducting the dividend requirements of the Series A and Series G Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ended on June 30, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD AND LOOKING STATEMENTS.

         This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict, "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things: integration of NetCurrents Services Corporation ("NC Services") into NetCurrents, Inc., execution of business plans, completion of strategic alliances, the ability to work effectively with our alliance partners:
Burrelle's Information Services, Inc., Thomson Financial Investor Relations, and Webmind, the conversion of a letter of intent with Kroll Risk Consulting Services into a strategic alliance agreement, demand for NetDetect, AgencyFacts and the other premium products and services, the ability to continue to develop new products and services, the ability to attract sufficient skilled personnel to meet its targets in the business plans, expected capital expenditures, anticipated business and economic conditions and trends affecting our financial condition and our business and strategies. Readers are cautioned not to put undue reliance on such forward-looking statements. With respect to the NC Services business, such forward-looking statements involve risks and uncertainties, including the intensity of competition from other technology companies, the ability of NC Services to meet its staffing requirements, the ability of NC Services to execute its business plans and the status of our future liquidity. Readers are further cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as well as the information set forth below. We do not ordinarily make projections of our future operating results and we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

         Prior to 1999 our principal business was to acquire, develop, produce and distribute dramatic, comedy, documentary and instructional television series and movies and theatrical motion pictures. We distributed our projects in the United States and in international markets for exhibition on standard broadcast television (network and syndication), basic cable and pay cable and for video distribution. We also provided producer and executive producer services in exchange for fees and participations in future profits from these projects.

         In February 1999 we announced our intention to change our business focus to the Internet and electronic commerce industries. During the next several months, we significantly contracted our operations as we attempted to identify a target to expand into these new business lines. In furtherance of our new business focus, in September 1999, we entered into an agreement to acquire Infolocity, Inc., a privately-held company in Burlingame, California engaged in the business of helping public companies minimize the impact of negative information on the Internet through its proprietary technology. In December 1999 we completed the acquisition for 7,375,001 shares of our common stock and renamed the company "Net Currents Services Corporation." ("NC Services") We accounted for the acquisition as a pooling of interests.

         Immediately following the acquisition of NC Services, we commenced the ongoing development and execution of a business plan for that subsidiary. One of the first steps was to build the management team, the technology group, an international sales force and a product development team. During the six months ended June 30, 1999, we completed the senior management team for NC Services by hiring a Vice-President Sales, a Chief Financial Officer, a Regional Sales Director for the West Coast Region, a Regional Sales Director for the Central Region and a Regional Sales Director for the East Coast Region. In addition, from December 31, 1999 to July 31, 2000, we expanded the international sales force from 3 to 15 and our technology group from 2 to 6. We are in the formative stages of creating a product development team.

         In April 2000, we released a new product designed for the public and investor relations markets called AgencyFacts. AgencyFacts includes components ranging from statistical analysis to online sentiment analysis, delivered on a secured webportal, comprehensive Web clipping services for each client, analysis and summary of most talked about topics or issues, analysis and summary of most active poster information

         As part of our marketing and sales strategy, we have determined to seek out alliances with nationally and internationally recognized "channel" partners." We believe that these alliances will expedite an increase in our brand-name recognition, generate sales through the utilization of our partners' sales force, and can stimulate product development efforts through joint development and joint market launch of products designed for the needs of our partners' customers. We established a set of criteria for the selection of these channel partners, including that each partner should be a leader in its market, have established a national or international brand in their market segment, have a broad sales force in major cities across the United States and in some cases major international cities and must support its sales force with strategically structured marketing programs. To date, we have entered into two such alliances and entered into a letter of intent for a third.

         In May 2000, we announced a strategic alliance with Burrelle's Information Services, Inc. ("Burrelle's") of Livingston, New Jersey, one of the world's leading providers of media monitoring services. We provide Burrelle's with a customized AgencyFacts service that will appear on Burrelle's NewsAlert client web portals along with the "Powered by NetCurrents" logo. Burrelle's has agreed that its national sales organization will market this customized product to thousands of clients as part of the Burrelle's NewsAlert service. Burrelle's will also market our premium products. We completed the customized Burrelle's product by July 31, 2000 and plan the product launch for August 2000.

         In June 2000, we entered into a strategic alliance with Thomson Financial Investor Relations ("TFIR"), one of the world's leading providers of investor relations solutions and strategic advisory services. Under the terms of the alliance, we and TFIR will co-develop and market new Internet monitoring services for the investor relations market. Initially, we have customized our AgencyFacts product for the specific needs of TFIR clients with NetDetect, the customized product, being offered as an integral part of TFIR's IR Universe platform. We plan to launch this product to TFIR's more than 3,500 clients in August 2000 with the roll out planned to take place over a four to five month period. Sales and marketing will be accomplished through TFIR's national sales force, which will also sell NC Services premium products. We will also share office space with TFIR in several major North American cities.

         These two strategic relationships will create leveraged sales channels for NC Services in the investor relations and media monitoring market segments. As well, we anticipate we will derive benefits from the marketing campaigns and web site traffic of Burrelle's and TFIR. We will also have the opportunity to generate new clients through a combined sales force of over 200 sales personnel.

         In the past six months, we also modified our premium products to better meet the needs of our clients. This change has resulted in a modular product line that allows our clients to more easily select and modify the services they require.

         In April 2000, we entered into a co-location agreement with AboveNet Communications in San Jose, California under which we will co-locate our servers with AboveNet. We did this to acquire enhanced security, access to the largest aggregated bandwidth in the world (up to multi-terabit per second capacity) which can scale as required. This also reduces the amount of funds we would be required to invest in equipment.

         In June 2000 we announced a strategic alliance with Intelligenesis Corporation (now known as Webmind Corporation). Webmind has developed and markets sophisticated artificial intelligence technology that we utilize in the delivery of our AgencyFacts products. Webmind's technology will allow us to enhance our AgencyFacts products and deliver expanded monitoring and analysis capacity without substantially increasing Internet Strategist staffing.

         On August 2, 2000, we entered into a letter of intent to establish a three-year exclusive global strategic alliance with Kroll Risk Consulting Services Division ("KRCS") of the Kroll-O'Gara Company. KRCS is a leading worldwide investigations and intelligence firm, providing a full range of risk mitigation and asset protection services to its over 25,000 clients. KRCS has a global network of 60 offices in 19 countries. Under the proposed terms of this alliance, KRCS and we will share offices throughout the world and provide enhanced Internet intelligence services to corporations, individuals and governments. KRCS and we will establish an exclusive Internet based product line designed specifically for the security market using the NetCurrents/Kroll brand name and integrating our FIRST technology. Supported by a co-funded marketing campaign, the companies will utilize a joint sales force of approximately 165 salespeople who will sell products to the worldwide security and intelligence market. The companies anticipate commencement of their joint sales effort in September 2000. In connection with this alliance, we will grant to KRCS warrants to purchase 1,750,000 shares of our Common Stock at an exercise price of $4.00 per share, of which warrants to purchase 350,000 will be immediately vested and the balance will vest on KRCS meeting certain performance criteria based on introductions to potential clients.

         Management has focused its efforts in the first six months on the completion of the above- mentioned key strategic alliances as well as the sales, technology and product modifications necessary to support our business plans. Aside from the technological advantages achieved through Webmind and AboveNet, the strategic alliances provide us with strong channel partners in the Investor Relations and Media Monitoring markets, all of which represent large market opportunities for us. With the launch of the Burrelle's and TFIR alliances in the third and fourth quarters of 2000, the impact of joint marketing efforts and a combined sales force of over 200 salespeople, we have an opportunity to expand our client base and improve our cash flow over the balance of fiscal 2000 and 2001.

RESULTS OF OPERATIONS

BECAUSE OF THE COMPLETE CHANGE IN THE BUSINESS OF THE COMPANY COMMENCING IN DECEMBER 1999 WITH THE ACQUISITION OF NC SERVICES, COMPARISONS OF RESULTS FROM PERIODS IN 1999 TO PERIODS IN 2000 ARE NOT MEANINGFUL.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

         Revenues for the three months ended June 30, 2000 were $345,363 and consisted of sales of $233,878 by our Internet division and $111,485 from our Entertainment division. Revenues for the three months ended June 30, 1999 were $2,523,653 and were entirely from sales made by our Entertainment division.

         During the three months ended June 30, 1999 we wrote off $301,037 of projects in development as a result of our determination to pursue a different business focus.

         Selling, general and administrative expenses were $2,205,966 for the three months ended June 30, 2000 as compared to $949,447 in the three months ended June30, 1999. As set out in the financial statements above, we expended $268,569 for professional fees in this period primarily for legal fees relating to the settlement of certain litigation matters regarding MWI Distribution, Inc. We also expended $225,933 in consulting fees as a result of the conversion of an employment agreement into a consulting agreement as well as the payment of fees to a financial intermediary. Salaries and benefits increased to $939,602 for the three month period as our staffing levels were augmented to meet our business plan levels. Sales and marketing expenses were $364,581 as we continued to expand our sales force in Canada and the United States as well as continuing our marketing campaigns.

         By June 30, 1999, we had significantly reduced our staff and operating expenses as we reduced our entertainment industry operations. By comparison, we have greatly expanded our operations in 2000 as a result of the acquisition of NC Services.

         The $156,625 increase in interest income during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was due to the short-term investment of net proceeds from sales of securities to Brown Simpson in March 2000 (see "Liquidity and Capital Resources")

         The recovery of $1,042,310 of expenses during the three months ended June 30, 1999 was due to the forgiveness by certain executives of certain obligations owed by us to them.

         Settlement expense of $95,000 during the three months ended June 30, 1999 related to the settlement of certain MWI Distribution, Inc. lawsuits.

         We paid dividends on our preferred stock by issuing 27,976 shares and 50,746 shares of common stock during the three months ended June 30, 2000 and 1999, respectively.

         The net loss applicable to common shareholders was $2,416,338 and $944,035 for the three months ended June 30, 2000 and 1999, respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         Revenues for the six months ended June 30, 2000 were $612,780 and consisted of sales of $425,547 by our Internet division and $187,233 from our Entertainment division. Revenues for the six months ended June 30, 1999 were $2,535,653 and consisted entirely of sales made by our Entertainment division.

         Cost of sales during the six months ended June 30, 1999 consisted solely of direct costs associated with the production and distribution of our entertainment products. We did not have any cost of sales in the six months ended June 30, 2000 and do not anticipate cost of sales related to our Internet division.

         During the six months ended June 30, 1999 we wrote off $301,037 of projects in development as a result of our determination to pursue a different business focus.

         Selling, general and administrative expenses were $4,680,828 in the six months ended June 30, 2000. We expended material amounts for professional fees during the period. Included in these amounts were legal fees relating to the settlement of certain litigation matters, primarily regarding MWI Distribution, Inc. As well, we expended additional amounts relating to accounting and audit costs as a result of our change in fiscal year end from June 30 to December 31 and the resulting requirement to file an additional Form 10-KSB. Consulting fees increased during this period as a result of the conversion of an employment agreement into a consulting agreement as well as the payment of consulting fees to a financial intermediary. Salaries and benefits for the six months ended June 30,2000 continued to rise as we continued to expand our sales force, technology team and Internet Strategist departments. Sales and marketing expenses continued to rise as our sales force expanded and we augmented our marketing programs. For the six months ended June 30, 1999, selling, general and administrative expenses were $1,360,426. During the six months ended June 30, 1999 the Company had significantly reduced its staff and operating expenses as it transitioned out of certain operations in the entertainment industry. The lower general and administrative costs were primarily due to elimination of certain staff and costs related to the entertainment business.

         The $226,841 increase in interest income during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was due to the short-term investment of net proceeds from sales of securities to Brown Simpson in March 2000 (see "Liquidity and Capital Resources").

         Settlement expense of $166,400 during the six months ended June 30, 2000 related to the settlement of certain lawsuits.

         We paid dividends, or will have paid dividends, on our preferred stock by issuing 52,351 shares and 96,637 shares of common stock during the six months ended June 30, 2000 and 1999, respectively.

         The net loss applicable to common shareholders was $4,502,863 and $436,885 for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         In March 2000, we issued 1,700,000 shares of common stock and warrants to purchase, at exercise prices ranging from $6.00 to $9.00, an additional 3,998,000 shares of common stock to Brown Simpson Strategic Growth Fund Ltd and the Brown Simpson Strategic Growth Fund L.P.(collectively, "Brown Simpson"). The purchase price for these securities was $8,500,000. The Company can require Brown Simpson to exercise the warrants if the underlying shares are registered under the Securities Act of 1933 and the market price of the common stock exceeds the exercise price by specified amounts ranging from $8.00 per share to $14.00 per share. If the warrants are exercised in full, the Company would receive an aggregate of $34,000,000 from the financing.

         During the first quarter of 2000 we issued convertible debentures for net proceeds of $1,090,000. In the six months ended June 30, 2000, all of these convertible debentures, as well as all other outstanding convertible debentures, converted into an aggregate of 3,184,077 shares of common stock.

         In July 1998, we secured access to a $5,500,000 equity-based line of credit with an institutional investor, subject to certain minimum trading qualifications. To date, we have raised $2,500,000 through the sale of convertible preferred stock to the investor.

         We believe that cash flows from operations, cash on hand as well as other available financing sources, should be sufficient to fund our operations and service its debt in the foreseeable future. However, unanticipated events, increased growth and possible acquisitions are a number of factors that could change our anticipated needs, and could require that we try to raise additional financing.

IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Any of our computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in potential disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. We did not experience any problems as a result of the advent of the Year 2000.

FACTORS THAT COULD IMPACT FUTURE RESULTS

         FACTORS AFFECTING THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES

RISKS RELATED TO OUR BUSINESS

WE ACQUIRED NC SERVICES IN DECEMBER 1999. IF WE FAIL TO GROW THE NC SERVICES BUSINESS OUR BUSINESS AND FINANCIAL CONDITION COULD SUFFER.

         We acquired NC Services in December 1999 to expand our core business into the Internet industry and provide us with further opportunities to promote synergistic business relationships among other Internet companies. However, we cannot be certain that our acquisition of NC Services will enable our business to realize a higher rate of growth.

         We announced our intention to expand our business in the Internet and electronic commerce industries in February 1999, and we have changed our core television production business to Internet technology services, primarily through our acquisition of NC Services. These industries are new, highly speculative and involve a substantial degree of risk. Since we are in an early stage of development in these rapidly evolving industries, our prospects are difficult to predict and could change rapidly and without warning. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of developing and expanding their business, particularly companies in the new and rapidly evolving Internet technology and online commerce markets. These risks include, but are not limited to, the inability to attract key personnel knowledgeable in the Internet markets, the inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the inability to manage potential growth. To address these risks, we must, among other things:

          o successfully implement new business plans and marketing strategies;

          o    respond to competitive developments; and

          o    attract and retain qualified personnel.

WE MAY NOT BE SUCCESSFUL IN ENTERING THE INTERNET AND ONLINE COMMERCE FIELDS SINCE WE HISTORICALLY NEVER HAVE OPERATED IN THESE BUSINESSES. OPERATING IN THESE BUSINESSES WILL ALSO REQUIRE SUBSTANTIAL WORKING CAPITAL.

         The Internet market segments are relatively new business ventures for us, and are businesses in which we have not historically operated. In addition, our new business strategy, will require substantial working capital. We will continue to spend substantial funds to market and expand our new business and to expand our existing management team with additional experienced Internet personnel. We cannot assure you that we will be successful in any of these areas.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

         We have a history of revenues and losses as follows:

                                                Revenues            Losses
         Year ended June 30, 1997               $5,521,441        $4,592,145

         Year ended June 30, 1998              $22,369,511       $1,411,916

         Year ended June 30,1999                $2,991,953        $2,722,239

         Six months ended December 31,1999        $342,985        $4,724,582

         Six months ended June 30, 2000           $612,780        $3,938,795

(without giving effect to the payment in 1997, 1998, 1999 and 2000 of dividends of $425,000 annually, on the Series A Preferred Stock and payment in 1999 of dividends of $66,250 on the Series E Preferred Stock and payment in the six months ended June 30, 2000 of dividends of $22,250 on the Series G Preferred Stock). As of June 30, 2000, we had an accumulated deficit of ($33,517,942). If the cash we generate from our operations cannot sufficiently fund possible future operating losses, we may need to raise additional funds. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE AND ARE UNPREDICTABLE. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR SECURITIES MAY DECLINE SIGNIFICANTLY.

         Our limited operating history in the Internet and online commerce industries makes it difficult to forecast accurately our revenues, operating expenses and operating results. As a result, we may be unable to adjust our spending in these areas in a timely manner to compensate for any unexpected revenue shortfall.

BECAUSE OF THE LIMITED BARRIERS TO ENTRY IN THE INTERNET INDUSTRY, COMPETITION IN THESE MARKETS IS INTENSE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS THAT ENTER THESE MARKETS, OUR REVENUES AND OPERATING RESULTS COULD BE IMPAIRED.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

         As of June 30, 2000, we had outstanding options and warrants to purchase a total of 11,255,747 shares of common stock. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, we may not be able to obtain additional equity capital on terms we like, since the holders of the outstanding options and warrants will likely exercise them at a time when we may be able to obtain such capital on better terms than those in the options and warrants.

THE CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

         As of June 30, 2000, we have issued and outstanding 1,000,000 shares of our Series A Preferred Stock, 50,000 shares of our Series D Preferred Stock, 50,000 shares of our Series F Preferred Stock and 30 shares of our Series G Preferred Stock. At our option, we can pay the dividends on our Series A Preferred Stock in cash or in shares of common stock. No dividends are currently due on the Series C Preferred Stock. We are not required to pay dividends on the Series F Preferred Stock; however, we are required to pay dividends on our Series G Preferred Stock.

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

STOCK PRICES OF INTERNET-RELATED COMPANIES HAVE FLUCTUATED WIDELY IN RECENT MONTHS AND THE TRADING PRICE OF OUR SECURITIES IS LIKELY TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

         As a result of our recent expansion into Internet and online commerce, the trading price of our securities could become more volatile and could fluctuate widely in response to factors including the following, some of which are beyond our control:

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

         Our Certificate of Incorporation permits our Board of Directors to issue up to 20,000,000 shares of "blank check" Preferred Stock, of which we have issued 4,304,375 shares of Preferred Stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. If we issue additional preferred stock with voting and conversion rights, the rights of our common stockholders could be adversely affected by, among other things, the loss of their voting control to others. Any additional issuances could also delay, defer or prevent a change in our control, even if these actions would benefit our stockholders.

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

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL.

         If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants or upon the conversion of shares of our convertible preferred stock) in the public market, the market price of our common stock could fall. As of June 30, 2000, we had outstanding 32,029,653 shares of our common stock. The unregistered common stock and the common stock held by our officers and directors are "restricted" securities, as that term is defined by Rule 144 under the Securities Act. In the future, these restricted securities may be sold only in compliance with Rule 144 or if they are registered under the Securities Act or under an exemption. Generally, under Rule 144, each person who holds restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of our then-outstanding shares of common stock, or the average weekly volume of trading of our common stock as reported during the preceding four calendar weeks. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years can sell such shares under Rule 144 without regard to any of the limitations described above. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

         In addition, as of June 30, 2000, holders of options and warrants may acquire approximately 11,255,747 shares of common stock and holders of shares of our Series A Preferred Stock, Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock may acquire shares of common stock at various conversion rates.

NASDAQ COULD DELIST OUR COMMON STOCK, REDEEMABLE WARRANTS AND/OR SERIES A PREFERRED STOCK, WHICH COULD MAKE IT MORE DIFFICULT FOR SHAREHOLDERS AND POTENTIAL SHAREHOLDERS TO SELL OR OBTAIN QUOTATIONS AS TO THE PRICE OF OUR COMMON STOCK, REDEEMABLE WARRANTS AND/OR SERIES A PREFERRED STOCK.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of our business, we are subject to various claims and legal actions. We believe that we will not be materially adversely affected by the ultimate outcome of any of these matters either individually or in the aggregate. Is there any litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27.1     Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NetCurrents, Inc.
                                     (Registrant)


    Dated:  August 14, 2000          /S/ IRWIN MEYER
                                     ------------------------------------
                                     Irwin Meyer, Chief Executive Officer

    Dated:  August 14, 2000          /S/ MICHAEL ISCOVE
                                     ---------------------------------------
                                     Michael Iscove, Chief Financial Officer