Form 10QSB
period 2000-09-30
NETCURRENTS INC/
filed 2000-11-13
CIK 854937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.


                         Commission file number 0-18410



                                NETCURRENTS, INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                    95-4233050
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

             9720 WILSHIRE BLVD., SUITE 700, BEVERLY HILLS, CA 90212
               (Address of Principal Executive Offices) (Zip Code)

                                 (310) 860-0200
              (Registrant's Telephone Number, Including Area Code)


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

     Common Stock, $.001 par value 32,484,365 shares as of October 31, 2000

                                NETCURRENTS, INC.

                                TABLE OF CONTENTS



                                                                                      PAGE NUMBER

PART I FINANCIAL INFORMATION

       ITEM 1.        Financial Information

           Consolidated Balance Sheet as of September 30, 2000
           and December 31, 1999...........................................................3

           Consolidated Statements of Operations For The
           Three Months Ended September 30, 2000 and 1999
           and for the Nine Months Ended September 30, 2000 and 1999.......................5

           Consolidated Statements of Shareholders' Equity
           For the Nine Months Ended September 30, 2000....................................7

           Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2000
           and September 30, 1999..........................................................9

           Notes to Consolidated Financial Statements......................................11

       ITEM 2.        Management's Discussion and Analysis or Plan of Operation............11



PART II       OTHER INFORMATION ...........................................................29

       ITEM 1.  Legal Proceedings .........................................................29

       ITEM 2.  Changes In Securities And Use Of Proceeds .................................29

       ITEM 3.  Defaults Upon Senior Securities ...........................................29

       ITEM 4.  Submission Of Matters To A Vote Of Security Holders .......................29

       ITEM 5.  Other Information .........................................................29

       ITEM 6.  Exhibits And Reports On Form 8-K And Form 8-K/A ...........................30

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)
--------------------------------------------------------------------------------


                                              ASSETS

                                                                                 September 30,       December 31,
                                                                                     2000                1999
                                                                                ---------------    ----------------
                                                                                  (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                  $     4,886,751    $        798,855
     Accounts receivable, net of allowance for doubtful
         accounts of nil and nil                                                        433,123             555,667
     Prepaid advertising expenses                                                             -             583,392
     Prepaid assets                                                                      66,532              40,342
     Subscription receivable                                                                  -             200,000
                                                                                ---------------    ----------------

              Total current assets                                                    5,386,406           2,178,256

FILM COSTS                                                                              224,986             224,988
FIXED ASSETS, at cost, net                                                              800,233             131,559
GOODWILL, less accumulated amortization of $211,782
     and $144,282                                                                       774,413             841,913
INVESTMENTS                                                                             281,000             725,050
OTHER ASSETS                                                                             31,213              38,043
                                                                                ---------------    ----------------

                  TOTAL ASSETS                                                  $     7,498,251    $      4,139,809
                                                                                ===============    ================

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 September 30,       December 31,
                                                                                      2000               1999
                                                                                ---------------    ----------------
                                                                                 (UNAUDITED)
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $       767,611    $      1,202,141
     Dividends payable                                                                  130,713             108,313
     Due to related parties                                                                   -              44,046
     Capital lease obligation                                                                 -               4,320
     Convertible debentures                                                                   -             619,824
     Deferred revenue                                                                         -              63,025
                                                                                ---------------    ----------------

         Total current liabilities                                                      898,324           2,041,669

              Total liabilities                                                         898,324           2,041,669
                                                                                ---------------    ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, Series A, C, D, E, and F, $0.001 par value 5,400,000 shares authorized
         1,100,000 and 2,625,000 shares issued and outstanding                            1,100               2,625
     Preferred stock, Series G, $0.001 par value
         4,000 shares authorized
         30 and 1,875 shares issued and outstanding                                      30,000           1,875,000
     Common stock, $0.001 par value
         50,000,000 shares authorized
         32,151,004 and 23,070,869 shares issued and outstanding                         32,151              23,071
     Treasury stock, at cost
         93,536 shares                                                               (1,010,192)         (1,010,192)
     Subscription receivable                                                         (4,165,539)           (398,800)
     Additional paid-in capital                                                      47,412,078          30,704,372
     Accumulated other comprehensive income                                            (173,313)            225,050
     Accumulated deficit                                                            (35,526,358)        (29,322,986)
                                                                                ---------------    ----------------

              Total shareholders' equity                                              6,599,927           2,098,140
                                                                                ---------------    ----------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $     7,498,251    $      4,139,809
                                                                                ===============    ================

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

--------------------------------------------------------------------------------

                                                       For the Three Months Ended                For the Nine Months Ended
                                                              September 30,                            September 30,
                                                  --------------------------------------    -------------------------------------
                                                        2000                 1999                 2000                1999
                                                  ------------------   -----------------    -----------------   -----------------
                                                     (unaudited)         (unaudited)          (unaudited)         (unaudited)

REVENUES                                                   $477,103            $120,251           $1,089,883          $2,655,904

COSTS OF SALES
Costs of projects sold                                            -               3,009                    -             839,132
Write-off projects in development                                 -                   -                    -             301,037
                                                  ------------------   -----------------    -----------------   -----------------

NET REVENUES                                                477,103             117,242            1,089,883           1,515,735

SELLING GENERAL AND ADMINISTRATIVE
Recovery of accounts receivable                            (137,658)                  -             (137,658)                  -
Salaries and Benefits                                     1,363,431                   -            2,500,633                   -
Selling and Marketing Expenses                               94,625                   -            1,231,467                   -
Professional Fees                                           330,879                   -              854,713                   -
Consulting Fees                                             134,764                   -              569,109                   -
Occupancy Costs                                              95,114                   -              206,330                   -
General and administrative expenses                         490,217             893,299            1,756,720           2,253,725
                                                  ------------------   -----------------    -----------------   -----------------
                                                          2,371,012             893,299            6,981,314           2,253,725

LOSS FROM OPERATIONS                                     (1,893,909)           (776,057)          (5,891,431)           (737,990)
                                                  ------------------   -----------------    -----------------   -----------------

OTHER INCOME (EXPENSE)
   Interest and dividend income                             112,028                   -              340,622               1,753
   Interest and financing expense                            (1,681)                  -               (8,742)            (12,447)
   Write-off of notes receivable and
        other assets                                        (31,790)                  -              (87,195)           (166,965)
   Amortization of goodwill                                 (22,500)            (22,500)             (67,500)            (46,782)
   Settlement expense                                       (57,151)                  -             (294,551)                  -
   Gain on sale of investment                                     -                   -              168,250                   -
   Other income (expense)                                    (5,390)                  -                  485             (11,098)
                                                  ------------------   -----------------    -----------------   -----------------

         Total other income (expense)                        (6,484)            (22,500)              51,369            (235,539)
                                                  ------------------   -----------------    -----------------   -----------------

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED) AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

--------------------------------------------------------------------------------

                                                       For the Three Months Ended             For the Nine Months Ended
                                                             September 30,                          September 30,
                                                   ------------------------------------- -----------------------------------
                                                          2000               1999               2000                1999
                                                   --------------------- --------------- -------------------- --------------
                                                      (unaudited)         (unaudited)      (unaudited)        (unaudited)

LOSS BEFORE PROVISION FOR INCOME TAXES                       (1,900,393)       (798,557)          (5,840,062)      (973,529)

PROVISION FOR INCOME TAXES                                            -         (14,744)             (20,097)       (14,744)
                                                   --------------------- --------------- -------------------- --------------

NET  (LOSS)                                                 $(1,900,393)      $(813,301)         $(5,860,159)     $(958,785)

DIVIDEND REQUIREMENT OF SERIES A PREFERRED STOCK               (106,250)       (106,250)            (318,750)      (318,750)
DIVIDEND REQUIREMENT OF SERIES E PREFERRED STOCK                      -               -                    -        (66,250)
DIVIDEND REQUIREMENT OF SERIES G PREFERRED STOCK                 (2,213)              -              (24,463)             -
                                                   --------------------- --------------- -------------------- --------------


 (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                    (2,008,856)       (919,551)          (6,203,372)   $(1,343,785)

UNREALIZED (LOSS) ON INVESTMENT                                 (81,200)              -             (398,363)             -
                                                   --------------------- --------------- -------------------- --------------

COMPREHENSIVE INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                               $ (2,090,056)     $ (919,551)       $ (6,,601,735)   $(1,343,785)
                                                   ===================== =============== ==================== ==============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                 $ (.07)        $ (0.67)             $ (0.22)       $ (0.10)
                                                   ===================== =============== ==================== ==============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING BASIC AND FULLY DILUTED                 30,674,692      13,683,659           30,674,692     13,683,659
                                                   ===================== =============== ==================== ==============

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                                                              PREFERRED STOCK
                                  --------------------------------------------------------------------------------
                                     SERIES A, C, D, E, AND F                               SERIES G
                                  -----------------------------------         --------------------------
                                      SHARES             AMOUNT                      SHARES            AMOUNT
                                  -----------------  -----------------        -----------------  -----------------
BALANCE, DECEMBER 31, 1999             2,625,000     $    2,625                      1,875        $    1,875,000
ISSUANCE OF COMMON
         SHARES IN PAYMENT
         OF DIVIDENDS ON
         SERIES A PREFERRED
         STOCK
ISSUANCE OF COMMON
         STOCK FOR THE
         EXERCISE OF WARRANTS
ISSUANCE OF COMMON
         STOCK FOR PRIVATE
         PLACEMENT
ISSUANCE OF SERIES G
         PREFERRED STOCK                                                             1,090             1,090,000
ISSUANCE OF SERIES E
         PREFERRED STOCK
RETIREMENT OF
         COMMON STOCK
                  GROSSO-JACOBSON
ISSUANCE OF COMMON
         STOCK FOR EXERCISE
         OF OPTIONS
ISSUANCE OF COMMON
         STOCK FROM THE
         PREFERRED SERIES F
         CONVERSION                     (225,000)          (225)
ISSUANCE OF COMMON
         STOCK FROM THE
         PREFERRED SERIES G
         CONVERSION                                                                 (2,935)           (2,935,000)

                                                   COMMON STOCK
                                   ------------------------------------       TREASURY      SUBSCRIPTION
                                       SHARES                AMOUNT            STOCK         RECEIVABLE
                                   ------------------    --------------    --------------   ------------
BALANCE, DECEMBER 31, 1999           23,070,869            $  23,071       $  (1,010,192)   $   (398,800)
ISSUANCE OF COMMON
         SHARES IN PAYMENT
         OF DIVIDENDS ON
         SERIES A PREFERRED
         STOCK                          105,013                  105
Issuance of common
         STOCK FOR THE
         EXERCISE OF WARRANTS           151,583                  152
ISSUANCE OF COMMON
         STOCK FOR PRIVATE
         PLACEMENT                    1,700,000                1,700
ISSUANCE OF SERIES G
         PREFERRED STOCK
ISSUANCE OF SERIES E
         PREFERRED STOCK
RETIREMENT OF
         COMMON STOCK
                  GROSSO-JACOBSON      (328,286)                (328)
ISSUANCE OF COMMON
         STOCK FOR EXERCISE
         OF OPTIONS                   1,497,161                1,497                          (1,190,385)
ISSUANCE OF COMMON
         STOCK FROM THE
         PREFERRED SERIES F
         CONVERSION                     225,000                  225
ISSUANCE OF COMMON
         STOCK FROM THE
         PREFERRED SERIES G
         CONVERSION                   2,336,318                2,336

                                                        ACCUMULATED
                                                          OTHER
                                     ADDITIONAL          COMPRE-
                                      PAID-IN            HENSIVE       ACCUMULATED
                                      CAPITAL            INCOME          DEFICIT          TOTAL
                                    ------------------ -------------  ---------------  ---------------

BALANCE, DECEMBER 31, 1999          $  30,704,372       $  225,050    $  (29,322,986)   $  2,098,140
ISSUANCE OF COMMON
         SHARES IN PAYMENT
         OF DIVIDENDS ON
         SERIES A PREFERRED
         STOCK                            318,645                                            318,750
ISSUANCE OF COMMON
         STOCK FOR THE
         EXERCISE OF WARRANTS             212,308                                            212,460
ISSUANCE OF COMMON
         STOCK FOR PRIVATE
         PLACEMENT                      7,648,300                                          7,650,000
ISSUANCE OF SERIES G
         PREFERRED STOCK                                                                   1,090,000
ISSUANCE OF SERIES E
         PREFERRED STOCK
RETIREMENT OF
         COMMON STOCK
                  GROSSO-JACOBSON             328                                                  -
ISSUANCE OF COMMON
         STOCK FOR EXERCISE
         OF OPTIONS                     2,094,629                                            905,741
ISSUANCE OF COMMON
         STOCK FROM THE
         PREFERRED SERIES F
         CONVERSION                       311,525                                            311,525
ISSUANCE OF COMMON
         STOCK FROM THE
         PREFERRED SERIES G
         CONVERSION                     2,932,664                                                  -

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

--------------------------------------------------------------------------------


                                                      PREFERRED STOCK
                                  -----------------------------------------------------------------
                                     SERIES A, C, D, E, AND F                   SERIES G
                                  -----------------------------------  ---------------------
                                      SHARES            AMOUNT          SHARES            AMOUNT
                                  -----------------  --------------    -----------------  ---------

ISSUANCE OF COMMON
         STOCK FOR CONVERSION
         OF SERIES C PREFERRED
         STOCK FOR EXERCISE
         OF OPTIONS                 (1,300,000)      $       (1,300)                      $
ISSUANCE OF COMMON
         STOCK FOR
         SETTLEMENT
ISSUANCE OF COMMON
         STOCK FOR CONVERSION
         DEBENTURES
DIVIDENDS PAID ON
         SERIES A PREFERRED$
         STOCK
DIVIDENDS PAID ON
         SERIES G PREFERRED
         STOCK
UNREALIZED LOSS ON
         INVESTMENT
INTEREST ON SUBSCRIPTION
    RECEIVABLE
NET LOSS
                                  ------------       --------------    -----------        ----------

BALANCE, SEPT 30,2000                1,100,000       $        1,100             30        $   30,000
                                  ============       ==============    ===========        ==========


                                               COMMON STOCK
                               ------------------------------------          TREASURY      SUBSCRIPTION
                                   SHARES                 AMOUNT              STOCK         RECEIVABLE
                               ------------------      -----------------   -----------   -----------------
ISSUANCE OF COMMON
         STOCK FOR CONVERSION
         OF SERIES C PREFERRED
         STOCK FOR EXERCISE
         OF OPTIONS                 2,800,000           $   2,800         $               $ (2,540,958)
ISSUANCE OF COMMON
         STOCK FOR
         SETTLEMENT                    80,000                  80
ISSUANCE OF COMMON
         STOCK FOR CONVERSION
         DEBENTURES                   513,346                 513
DIVIDENDS PAID ON
         SERIES A PREFERRED
         STOCK
DIVIDENDS PAID ON
         SERIES G PREFERRED
         STOCK
UNREALIZED LOSS ON
         INVESTMENT
INTEREST ON SUBSCRIPTION
    RECEIVABLE                                                                                 (35,396)
NET LOSS


BALANCE, SEPT 30,2000              32,151,004          $   32,151         $ (1,010,192)     (4,165,539)
                               ===================     ===============   ==============   ===================

                                                ACCUMULATED
                                                  OTHER
                                 ADDITIONAL       COMPRE-
                                  PAID-IN         HENSIVE      ACCUMULATED
                                  CAPITAL         INCOME         DEFICIT           TOTAL
                              --------------   ------------   -------------   -------------

ISSUANCE OF COMMON
         STOCK FOR CONVERSION
         OF SERIES C PREFERRED
         STOCK FOR EXERCISE
         OF OPTIONS           $    2,448,500    $             $                $   (90,958)
ISSUANCE OF COMMON
         STOCK FOR
         SETTLEMENT                   96,320                                        96,400
ISSUANCE OF COMMON
         STOCK FOR CONVERSION
         DEBENTURES                  644,487                                       645,000
DIVIDENDS PAID ON
         SERIES A PREFERRED
         STOCK                                                    (318,750)       (318,750)
DIVIDENDS PAID ON
         SERIES G PREFERRED
         STOCK                                                     (24,463)        (24,463)
UNREALIZED LOSS ON
         INVESTMENT                               (398,363)                       (398,363)
INTEREST ON SUBSCRIPTION
    RECEIVABLE                                                                     (35,396)
NET LOSS                                                        (5,860,159)     (5,860,159)
                              --------------    -----------   -------------       ---------

BALANCE, SEPT 30,2000         $   47,387,128    $ (173,313)   $(35,526,358)    $ 6,599,927
                              ==============    ===========   =============    ============

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                         For the                       For the
                                                                       Nine Months                   Nine Months
                                                                          Ended                         Ended
                                                                      September 30,                 September 30,
                                                                          2000                          1999
                                                                         ------                        ------
                                                                       (unaudited)                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                           $      (5,860,159)            $    (958,785)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization of fixed assets                         113,452                    84,316
       Write-off o projects in development                                         -                   301,037
       Amortization of goodwill                                               67,500                    46,782
       Amortization of acquisition costs                                           -                    (5,320)
       Write-off of notes receivable and other assets                              -                   654,428
       Issuance of common stock for services                                       -                   280,000
       Issuance of common stock for settlement                                96,400                         -
       Gain on sale of investments                                          (168,250)                        -
   (Increase) decrease in
     Accounts receivable                                                     122,672                 1,498,802
     Other assets and prepaid expenses                                       (19,360)                  (48,938)
     Prepaid advertising expenses                                            583,392                         -
   Increase (decrease) in
     Accounts payable and accrued expenses                                  (434,527)               (2,741,572)
     Deferred revenue                                                        (63,025)                 (270,669)
                                                                           --------                 ---------

Net cash used in operating activities                                     (5,561,905)               (1,159,919)
                                                                         -----------               -----------

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                            For the                  For the
                                                                          Nine Months               Nine Months
                                                                             Ended                     Ended
                                                                         September 30,             September 30,
                                                                             2000                      1999
                                                                         -------------             -------------
                                                                          (unaudited)               (unaudited)
   CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on fixed assets                                     $ (782,126)               $(16,014)
   Additions to film costs                                                           -                  16,226
   (Increase) decrease in receivables from related
     parties                                                                         -                 284,821
   Additions to goodwill                                                             -                 809,785
   Company acquisitions                                                              -                 252,122
   (Increase) in short-term investments                                              -                (800,000)
   Increase in obligations under capital leases                                      -                  28,247
   Increase in acquisition costs                                                     -                 114,589
   Loans to acquired company                                                         -                (900,000)
   Payments on receivables - related party                                           -                   2,265
   Loans to related parties                                                          -                 (25,000)
   Proceeds from sale of investments                                           213,809                       -
                                                                              --------                      --

Net cash provided by (used in) investing activities                           (568,317)               (232,959)
                                                                            ----------              ----------

   CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable - related parties                                 (44,046)             (1,210,802)
   Borrowings from notes payable - related parties                                   -                  35,086
   Payments on capital lease obligation                                         (4,320)                (49,821)
   Payment on subscription receivable                                          200,000                       -
   Proceeds from issuance of preferred stock                                   311,525               2,680,975
   Proceeds from issuance of common stock                                    8,754,933                 804,070
   Offering costs                                                                    -               (192,500)
   Proceeds from convertible debentures, net of
     offering costs                                                          1,000,026                       -
                                                                            ----------                      --

Net cash provided by financing activities                                   10,218,118               2,067,008
                                                                           -----------              ----------

Net increase in cash and cash equivalents                                    4,087,896                 674,130
                                                                            ----------                --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 798,855                (442,645)
                                                                              --------              ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  4,886,751            $    231,485
                                                                          ============           =============

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of NetCurrents, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the six months ended December 31, 1999.

(2)  GOODWILL

     Goodwill was recorded in connection with the acquisition of MWI Distribution, Inc. in July 1998 and is being amortized over a period of five years.

(3)  DIVIDENDS ON PREFERRED STOCK

     During the three months ended September 30, 2000, the Company issued shares of its Common Stock at a market value to pay a required $106,250 quarterly dividend on the Series A Preferred Stock and the required $22,250 quarterly dividend on the Series G Preferred Stock.

(4)  LOSS PER SHARE

     Loss per share for the three and six months ended September 30, 2000, has been computed after deducting the dividend requirements of the Series A and Series G Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ended on September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933 with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict, "believe" "project" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things: integration of NetCurrents Services Corporation ("NC Services") into NetCurrents, Inc., execution of business plans, completion of strategic alliances, the ability to work effectively with our alliance partners:
Burrelle's Information Services, Inc., Thomson Financial Carson, Kroll Risk Consulting Services, Bowdens Media

Monitoring Limited, Webmind, Datalink.net, and demand for NetDetect, AgencyFacts, CyberTalk, CyberWatch, CyberPerceptions and the other premium products and services, the ability to continue to develop new products and services, the ability to attract sufficient skilled personnel to meet its targets in the business plans, expected capital expenditures, anticipated business and economic conditions and trends affecting our financial condition and our business and strategies. Readers are cautioned not to put undue reliance on such forward-looking statements. With respect to the NC Services business, such forward-looking statements involve risks and uncertainties, including the intensity of competition from other technology companies, the ability of NC Services to meet its staffing requirements, the ability of NC Services to execute its business plans and the status of our future liquidity. Readers are further cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Transition Report on Form 10-KSB for the six months ended December 31, 1999 as well as the information set forth below. We do not ordinarily make projections of our future operating results and we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Prior to 1999, our principal business was to acquire, develop, produce and distribute dramatic, comedy, documentary and instructional television series and movies and theatrical motion pictures. We distributed our projects in the United States and in international markets for exhibition on standard broadcast television (network and syndication), basic cable and pay cable and for video distribution. We also provided producer and executive producer services in exchange for fees and participations in future profits from these projects.

     In February 1999, we announced our intention to change our business focus to the Internet and electronic commerce industries. During the next several months, we significantly contracted our operations as we attempted to identify a target to expand into these new business lines. In furtherance of our new business focus, in September 1999, we entered into an agreement to acquire Infolocity, Inc., a privately-held company in Burlingame, California engaged in the business of helping public companies minimize the impact of negative information on the Internet through its proprietary technology. In December 1999, we completed the acquisition for 7,375,001 shares of our common stock and renamed the company "Net Currents Services Corporation" ("NC Services"). We accounted for the acquisition as a pooling of interests.

     Following the acquisition of NC Services, we commenced the ongoing development and execution of a business plan for that subsidiary. One of the first steps was to begin building the management team, the technology group, an international sales force and a product development team. As of October 31, 2000, we have augmented the senior management team for NC Services by hiring a Vice-President Sales, a Chief Financial Officer, a Director of Channel Sales and a Director of Direct Sales. In addition, we expanded the international sales force from 3 to 12 and our technology group from 2 to 6. We also hired a Vice-President of Product Strategy, a Director of Product Development and increased our product development team by an additional 3 people.

     As of November 2000, we will have completed the installation of Oracle Financials, Order Entry and Sales Force automation that will allow us to generate extensive management, sales and financial reports thereby further enhancing our financial management capabilities. With the anticipated volume of customers as we launch our strategic alliances, these Linux based Oracle applications will interface with the Oracle 8i database and provide us with the necessary financial and customer relationship management information to more effectively manage our expanded business.

     As part of our marketing and sales strategy, we have continued to search out alliances with nationally and internationally recognized "channel partners." We believe that these alliances will expedite an increase in our brand-name recognition, generate sales through the utilization of our partners' sales force, and stimulate product development efforts through joint development and marketing of products designed for the needs of our partners' customers. We established a set of criteria for the selection of these channel partners, including: each partner should be a leader in its market, have established a national or international brand in their market segment, have a broad sales force in major cities across the United States and in some cases major international cities and must support its sales force with strategically structured marketing programs. To date, we have entered into four sales based strategic alliances.

     We have also determined that our product development strategy will include strategic alliances where such alliances will add incremental value to our product offerings and enhance our time to market. To date, we have entered into three strategic technology alliances.

     On September 30,1999, we filed an application for a patent on our FIRST technology. We recently applied for an acceleration of the patent process and were granted the acceleration on November 6, 2000.

     Product Launches

     In August 2000, we released a new product designed for the public and investor relations markets called AgencyFacts. AgencyFacts provides real-time online analysis of message board activity to help agency clients develop better business strategies, stronger competitive positioning and greater understanding of consumer perceptions about their clients' companies, products and services. AgencyFacts includes components ranging from statistical analysis to online sentiment analysis, comprehensive Web clipping services for each client, analysis and summary of most talked about topics or issues, analysis and summary of most active poster information, summary of message sentiment over time with message drill down and last ten message drill down capability, all delivered on a secured webportal. Additional features include alert mechanisms that provide e-mail and wireless notification when any of three client predefined criteria are met. The criteria include poster ID, a sentiment threshold or a volume alert. AgencyFacts utilizes Webmind's artificial intelligence capabilities.

     In September 2000, NC Services announced the launch of its new Internet news clipping service, WebClipper 2.0, providing an effective, time-efficient and economical tool to help keep track of what is being said about companies on the Internet daily. Until the launch of this product, most Internet clipping services provided dated material that is "dumped" on the end user in time-consuming voluminous reports containing targeted, non-targeted and/or duplicative information. WebClipper 2.0 provides numerous features to its users including coverage of more than 2,500 online publications, selected web site pages, COMTEX news feed integration to capture press releases in real time upon distribution, elimination of duplicate articles, advanced archive search capability, daily client reporting and an e-mail alert capability, all in an easy-to-use interface.

     Prior to the end of the year, we plan to release a new product designed specifically for the public relations agency market called PR Manager. PR Manager is a product designed to enhance the client management capabilities of public relations firms. PR Manager allows account managers of public relations firms to review NC Services generated data for multiple clients at one time. PR Manager also incorporates WebClipper 2.0 and allows the public relations firm to update each client's FIRST and Webclipper search terms.

     Before the end of the year, we also intend to launch a wireless application that will be integrated into our premium service offerings. The yet unnamed product is an upgraded feature to our baseline product allowing end users to receive their detailed statistics to the Palm VII. In addition, end users may receive alerts based on pre-determined criteria delivered to other wireless devices such as pagers, cell phones PDA's and other similar electronic devices The service will be made available at no additional charge to our premium clients.

     Sales Based Strategic Alliances

     In May 2000, we announced a strategic alliance with Burrelle's Information Services, Inc. ("Burrelle's") of Livingston, New Jersey, one of the world's leading providers of media monitoring services. We will provide Burrelle's with a customized co-branded AgencyFacts service, called CyberTalk, that will appear on Burrelle's NewsAlert client web portals along with the "Powered by NetCurrents" logo. Burrelle's has agreed that its national sales organization will market this customized product to thousands of clients as part of the Burrelle's NewsAlert service. Burrelle's will also market our premium products. We completed the customized Burrelle's product by July 31, 2000, however, the anticipated preliminary launch date has been extended into early December because Burrelle's has elected to wait for the completion of the next release of the artificial intelligence component of AgencyFacts scheduled for November 30, 2000. The Burrelle's alliance is a revenue share agreement under which Burrelle's and NetCurrents will apportion the revenue generated by Burrelle's based upon a predetermined formula.

     In June 2000, we entered into a strategic alliance with Thomson Financial Investor Relations ("TFIR"), one of the world's leading providers of investor relations solutions and strategic advisory services. Under the terms of the alliance, we, and TFIR, were to co-develop and market new Internet monitoring services for the investor relations market. We customized our AgencyFacts product for the specific needs of TFIR clients with NetDetect, the customized co-branded product, to be offered as an integral part of TFIR's IR Universe platform. We planned to launch this product to TFIR's more than 3,500 clients in August 2000 with the roll out planned to take place over a four to five month period. In September 2000, TFIR acquired the Carson Group and placed the senior management of the Carson Group in charge of the new Thomson Financial Carson ("TFC") organization. As a result, the TFC rollout was delayed until October 10 and began with an initial 185 clients, with the balance of the first 500 to be online November 30. The delay was a result of TFC's acquisition of the Carson Group and the change in senior management resulting from this acquisition. The Carson Group management team, who are now managing TFC, asked the management of Netcurrents to evaluate a different approach to the sale of NetDetect to its client base. Where the previous Thomson Financial agreement called for a mass rollout of NetDetect to

500 clients a month, we now believe that a more carefully orchestrated approach will ultimately be more effective. We believe that initially selling to 500 clients and adding additional groups of 500 only as we achieve certain sales targets will achieve better results for both NC Services and TFC.

     Under the revised plan with TFC, we are controlling the entire rollout to all TFC accounts so that our sales force will service their clients exclusively for our entire product line that not only includes NetDetect but will also include our premium services such as CyberPerceptions. TFC will receive a portion of the revenue from NetDetect and a referral fee for all accounts with respect to which we are able to sell our premium services.

     On October 18, 2000, we entered into a strategic alliance with Toronto-based Bowdens Media Monitoring Limited, the largest media monitoring firm in Canada. Bowdens will sell CyberWatch, a new co-branded version of AgencyFacts, to their client base of thousands of public and private companies throughout Canada. Bowdens has hired a manager to oversee the sales and marketing of CyberWatch. NC Services has trained Bowdens' sales personnel and Bowdens has commenced selling efforts of CyberWatch through a national sales and marketing program.

     On October 23, 2000, we signed a definitive agreement establishing a three-year exclusive global strategic alliance with Kroll Risk Consulting Services, Inc. ("KRCS"). KRCS is a leading worldwide investigations and intelligence firm, providing a full range of risk mitigation and asset protection services to over 25,000 clients. KRCS has a global network of 60 offices in 19 countries. Under the terms of this alliance, we expect to share Kroll offices throughout the world and provide enhanced Internet intelligence services to corporations, individuals and governments using our proprietary technology. We also plan to jointly develop an exclusive Internet based product line designed specifically for the security market using the NetCurrents/Kroll brand name and integrating our FIRST technology. Supported by a co-funded marketing campaign, we expect to utilize a joint sales force of approximately 165 case managers and salespeople to sell products to the worldwide security and intelligence market. We commenced our joint sales effort in October 2000 and KRCS has begun to provide cases to NC Services under the terms of the agreement, although KRCS has been using NC Services on some of their cases since January 2000. In connection with this alliance, we granted to KRCS warrants to purchase 1,750,000 shares of our Common Stock at an exercise price of $2.50 to $3.00 per share, of which warrants to purchase 350,000 shares will be immediately vested and the balance will vest on KRCS meeting certain performance criteria based on introductions to potential clients.

     We hope that these four strategic sales alliances will create leveraged sales channels for NC Services in the investor relations, media monitoring and security market segments. As well, we anticipate we will derive benefits from the marketing campaigns and web site traffic of Burrelle's, Bowdens, Kroll and TFC. We also expect these alliances to provide us with the opportunity to generate new clients through a combined sales force of over 200 sales personnel.

     Computer Associates approached us to use our proprietary, real time technology to assist it with certain high level government cases involving the tracking down of hackers and certain individuals who intentionally spread viruses throughout the Internet. We agreed to work with them and continue to provide the data required for this program. While we did explore the potential for a commercial alliance with Computer Associates, we were unable to reach an agreement. As a result, we have shifted our focus to other prospective alliance partners with comparable strategic value.

     Strategic Technology Alliances

     In April 2000, we entered into a co-location agreement with AboveNet Communications in San Jose, California under which we have co-located our servers with AboveNet. We did this to acquire enhanced security and to gain access to the largest aggregated bandwidth in the world (up to multi-terabit per second capacity) which can scale as required. This also reduces the amount of funds we would be required to invest in equipment.

     In June 2000, we announced a strategic alliance with Intelligenesis Corporation (now known as Webmind Corporation). Webmind, which has over 100 employees dedicated to the field of artificial intelligence, has developed and markets sophisticated artificial intelligence technology that balances real semantic understanding with computational efficiency. We utilize this advanced technology in the delivery of our AgencyFacts-derived products. Webmind's technology allows us to enhance our AgencyFacts products and deliver expanded monitoring and analysis capacity without substantially increasing Internet Strategist staffing.

     In August 2000, NC Services entered into an agreement with Datalink.net to develop a wireless solution enabling users of NetCurrents' premium real-time Internet monitoring and analysis services to remotely receive "alert" messages and updates to their detailed statistics page via the Palm VII. NC Services plans to provide its premium clients, at no charge, a Palm VII so they can access the information being provided by this new service. By implementing Datalink.net's Wireless Gateway technology, NC Services expects to provide its premium clients with remote access to specific information on their secured portals allowing for the immediate delivery of critical information through a number of hand held devices such as pagers, cell phones and PDA's, beginning with the Palm VII. The new service will allow NC Services' clients to receive, in real-time, urgent "alert" messages that may require immediate action, as well as up-to-the-minute detailed statistics graphs providing them with overall online message board sentiment. We expect to launch this service by the end of this year.

     Management's focus in the first nine months of this year has been on: the completion of the above- mentioned key strategic alliances as well as the sales, technology and product modifications necessary to support our business plans. Aside from the technological advantages achieved through Webmind, AboveNet and Datalink.net, the sales based strategic alliances provide us with strong channel partners in the Investor Relations , Media Monitoring and Security markets, all of which represent large market opportunities for us. We believe that the continuing launch of the Kroll, Bowdens, Burrelle's and TFC alliances in the fourth quarter of 2000, the impact of joint marketing efforts and a combined sales force of over 200 salespeople, will provide us with an opportunity to expand our client base and improve our cash flow over the balance of fiscal 2000 and 2001.

RESULTS OF OPERATIONS

BECAUSE OF THE COMPLETE CHANGE IN THE BUSINESS OF THE COMPANY COMMENCING IN DECEMBER 1999 WITH THE ACQUISITION OF NC SERVICES, COMPARISONS OF RESULTS FROM PERIODS IN 1999 TO PERIODS IN 2000 ARE NOT MEANINGFUL.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues for the three months ended September 30, 2000 were $477,103 and consisted of sales of $370,998 attributable to our Internet division and $106,105 attributable to our Entertainment division. Revenues for the three months ended September 30, 1999 were $120,251 and were entirely attributable to sales made by our Entertainment division.

     Revenues for the Internet division increased from $233,878 for the quarter ended June 30, 2000 to $370,998 for the quarter ended September 30, 2000, a 59% increase from quarter to quarter. Due to circumstances associated with our transition to an Oracle financial management system, the increase was incorrectly reported to be 74% in a press release dated October 4, 2000.

     Selling, general and administrative expenses were $2,371,012 for the three months ended September 30, 2000 as compared to $893,299 in the three months ended September 30, 1999. We expended $330,879 for professional fees in this period. Of this amount, we expended approximately $141,000 for legal fees relating to the settlement of certain litigation matters regarding MWI Distribution, Inc. We also expended $134,764 in consulting fees. Of this amount, $52,000 is attributable to the conversion of two employment agreements into consulting agreements and $50,000 is a payment to a financial intermediary. Salaries and benefits increased to $1,363,431 for the three month period September 30, 2000. We substantially increased our staffing levels in calendar 2000 to meet our business plan levels. By September 30, 1999, we had significantly reduced our staff and operating expenses as we reduced our entertainment industry operations. The major components of salaries and benefits are attributable to sales personnel of approximately $510,000 and client operations of approximately $282,000. Sales and marketing expenses totaled $94,265 as we continued to expand our sales force in Canada and the United States as well as continuing our marketing campaigns. For the three months ended September 30, 2000, general and administrative expenses were $490,217 consisting primarily of travel and entertainment, cost associated with being a public company, depreciation and amortization, recruiting and computer related expenses.

     The $112,028 increase in interest income during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 was due to the short-term investment of net proceeds from sales of securities to Brown Simpson in March 2000 (see "Liquidity and Capital Resources")

     We paid dividends on our preferred stock by issuing 51,351 shares and 45,891 shares of common stock during the three months ended September 30, 2000 and 1999, respectively.

     The net comprehensive loss applicable to common shareholders was $2,090,056 and $919,551 for the three months ended September 30, 2000 and 1999, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues for the nine months ended September 30, 2000 were $1,089,883 and consisted of sales of $796,545 attributable to our Internet division and $293,338 attributable to our Entertainment division. Revenues for the nine months ended September 30, 1999 were $2,655,904 and consisted entirely of sales made by our Entertainment division.

     Cost of sales during the nine months ended September 30, 1999 consisted solely of direct costs associated with the production and distribution of our entertainment products. We did not have any cost of sales in the nine months ended September 30, 2000 and do not anticipate cost of sales related to our Internet division.

     During the nine months ended September 30, 1999 we wrote off $301,037 of projects in development as a result of our determination to pursue a different business focus.

     Selling, general and administrative expenses were $6,981,314 in the nine months ended September 30, 2000. We expended $854,713 for professional fees during the period. Included in these amounts were $302,407 relating to the settlement of certain litigation matters, primarily regarding MWI Distribution, Inc. As well, we expended approximately $106,149 relating to accounting and audit costs as a result of our change in fiscal year end from June 30 to December 31 and the resulting requirement to file an additional report on Form 10-KSB. In addition, we incurred approximately $211,627 in professional fees relating primarily to filings with the Securities and Exchange Commission in connection with investments made in the Company. Management believes a substantial portion of these costs are extraordinary, non-recurring items. Consulting fees for the nine month period ended September 30, 2000 were $569,109, of which $90,000 is attributable to the conversion of two employment agreements, with an annual cost of $150,000 each, into consulting agreements. Consulting fees also includes the payment of $280,000 to financial intermediaries. One of the consulting agreements has a termination date of January 31, 2001 and the other continues until December 31, 2001. Salaries and benefits for the nine months ended September 30, 2000 increased to $2,500,633 as we continued to expand our sales force, technology team and Internet Strategist departments. Sales and marketing expenses continued to rise as our sales force expanded and we augmented our marketing programs. For the nine months ended September 30, 2000, general and administrative expenses were $1,756,720 consisting primarily of travel and entertainment, cost associated with being a public company, depreciation and amortization, recruiting and computer related expenses.

     During the nine months ended September 30, 1999 the Company had significantly reduced its staff and operating expenses as it transitioned out of certain operations in the entertainment industry. The lower general and administrative costs were primarily due to elimination of certain staff and costs related to the entertainment business.

     The $338,869 increase in interest income during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was due to the short-term investment of net proceeds from sales of securities to Brown Simpson in March 2000 (see "Liquidity and Capital Resources").

     Settlement expense of $294,551 during the nine months ended September 30, 2000 related primarily to the settlement of certain MWI lawsuits.

     We paid dividends on our preferred stock by issuing 105,013 shares and 96,637 shares of common stock during the nine months ended September 30, 2000 and 1999, respectively.

     During the nine month period ended September 30, 2000, our monthly losses peaked at $800,000 in February 2000. For the month of September 2000 our loss was $565,000 including depreciation and amortization of $24,652.

     The net comprehensive loss applicable to common shareholders was $6,601,735 and $1,343,785 for the nine months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In March 2000, we issued 1,700,000 shares of common stock and warrants to purchase, at exercise prices ranging from $6.00 to $9.00, an additional 3,998,000 shares of common stock to Brown Simpson Strategic Growth Fund Ltd and the Brown Simpson Strategic Growth Fund L.P.(collectively, "Brown Simpson"). The purchase price for these securities was $8,500,000. The Company may require Brown Simpson to exercise the warrants if the underlying shares are registered for resale under the Securities Act of 1933 and the market price of the common stock exceeds the exercise price by specified amounts ranging from $8.00 per share to $14.00 per share.

     During the first quarter of 2000 we issued convertible debentures for net proceeds of $1,090,000. In the nine months ended September 30, 2000, all of these convertible debentures, as well as all other outstanding convertible debentures, converted into an aggregate of 3,184,077 shares of common stock.

     In July 1998, we secured access to a $5,500,000 equity-based line of credit with an institutional investor, subject to certain minimum trading qualifications. To date, we have raised $2,500,000 through the sale of convertible preferred stock to the investor.

     We believe that cash flows from operations, cash on hand as well as other available financing sources, should be sufficient to fund our operations and service our debt in the foreseeable future. However, unanticipated events, increased growth and possible acquisitions are a number of factors that could change our anticipated needs, and could require that we try to raise additional financing.

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

     The Internet market segments are relatively new business ventures for us, and are businesses in which we have not historically operated. In addition, our new business strategy will require substantial working capital. We will continue to spend substantial funds to market and expand our new business and to expand our existing management team with additional experienced Internet personnel. We cannot assure you that we will be successful in any of these areas.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

         We have a history of revenues and losses as follows:

                                                     Revenues            Losses

         Year ended June 30, 1997                    $5,521,441        $4,592,145




         Year ended June 30, 1998                   $22,369,511       $1,411,916

         Year ended June 30,1999                     $2,991,953       $2,722,239

         Six months ended December 31,1999             $342,985       $4,724,582

         Nine months ended September 30, 2000        $1,089,883       $5,860,159

     (without giving effect to the payment in 1997, 1998, 1999 and 2000 of dividends of $425,000 annually, on the Series A Preferred Stock and payment in 1999 of dividends of $66,250 on the Series E Preferred Stock and payment in the nine months ended September 30, 2000 of dividends of $22,250 on the Series G Preferred Stock). As of September 30, 2000, we had an accumulated deficit of ($35,526,358). If the cash we generate from our operations cannot sufficiently fund possible future operating losses, we may need to raise additional funds. Additional financing may not be available in amounts or on terms acceptable to us, if at all.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

     As of September 30, 2000, we had outstanding options and warrants to purchase a total of 11,570,147 shares of common stock. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, we may not be able to obtain additional equity capital on terms we like, since the holders of the outstanding options and warrants will likely exercise them at a time when we may be able to obtain such capital on better terms than those in the options and warrants.

THE CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

     As of September 30, 2000, we have issued and outstanding 1,000,000 shares of our Series A Preferred Stock, 50,000 shares of our Series D Preferred Stock, 50,000 shares of our Series F Preferred Stock and 30 shares of our Series G Preferred Stock. At our option, we can pay the dividends on our Series A Preferred Stock in cash or in shares of common stock. No dividends are currently due on the Series C Preferred Stock. We are not required to pay dividends on the Series F Preferred Stock; however, we are required to pay dividends on our Series G Preferred Stock.

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

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL.

     If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants or upon the conversion of shares of our convertible preferred stock) in the public market, the market price of our common stock could fall. As of September 30, 2000, we had outstanding 32,151,004 shares of our common stock. The unregistered common stock and the common stock held by our officers and directors are "restricted" securities, as that term is defined by Rule 144 under the Securities Act. In the future, these restricted securities may be sold only in compliance with Rule 144 or if they are registered under the Securities Act or under an exemption. Generally, under Rule 144, each person who holds restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of our then-outstanding shares of common stock, or the average weekly volume of trading of our common stock as reported during the preceding four calendar weeks. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years can sell such shares under Rule 144 without regard to any of the limitations described above. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

     In addition, as of September 30, 2000, holders of options and warrants may acquire approximately 11,570,147 shares of common stock and holders of shares of our Series A Preferred Stock, Series C Preferred Stock, Series F Preferred Stock and Series G Preferred Stock may acquire shares of common stock at various conversion rates.

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

     o    stockholders;

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

WE MAY BE EXPOSED TO CONTINGENT LIABILITY ARISING FROM OUR FAILURE TO MAINTAIN AN EFFECTIVE REGISTRATION STATEMENT COVERING THE REDEEMABLE WARRANTS AND UNDERLYING COMMON STOCK.

     We initially registered the issuance of the redeemable warrants and the offer to purchase the shares of common stock issuable upon exercise of the redeemable warrants with the SEC though the filing of a registration statement in 1996. Until this registration we did not update the registration statement with current information. Until such time as this post-effective amendment is declared effective, the redeemable warrants may not be exercised. A warrant holder may claim that our failure to maintain an effective registration statement covering the exercise of the redeemable warrants for the period of time that the price of our common stock exceeded the cost associated with the exercise of the warrants constituted a breach of their Warrant Agreement. If all warrant holders made this assertion, which we believe has no legal basis based on federal case law, the amount of damages they could allege may, aggregate up to $9.5 million, which represents the difference between the highest closing trading price of the common stock ($11.06) which occurred on March 27, 2000, and the cash exercise price ($5.25), multiplied by the number of outstanding warrants divided by three - as three warrants need to be tendered in addition to the cash exercise price in order to receive one share of common stock. However, a warrant holder who was unable to realize $5.81 by tendering three warrants and $5.25, in cash to the Company, could have on March 27, 2000, sold those three warrants and realized $6.27, thereby eliminating any lost opportunity, since the warrants publicly trade on the Nasdaq Small Capital Market.

     Accordingly, we also believe that this opportunity to mitigate any damages incurred by a warrant holder resulting from an inability to exercise his or her warrants further diminishes the likelihood of a successful claim for any damages by a warrant holder.

     The Company does not believe that the warrant holders, or any warrant holder, would be successful in this claim in light of the fact that no warrant holder complied with the contractual obligations to exercise their redeemable warrants and no warrant holder ever indicated to us or our transfer agent a desire to exercise his or her warrants.

     Our failure to maintain an effective registration statement covering the exercise of the warrants also may constitute a violation of Section 5 of the Securities Act of 1933, as amended. A violation of Section 5 of the Securities Act may give a warrant holder who exercised warrants the right for some period of time up to one year, to demand rescission of that exercise in which event the warrant holder would be required to return to us the shares of common stock acquired upon exercise and we would return to the warrant holder the warrants tendered and the cash exercise price previously paid. Rescission would result in no proceeds to the Company from the warrant offering and no damages to the Company except for minimal transactional costs associated with the rescission.

     As of the date of this report, we are not aware of any claims for damage or rescission.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the normal course of our business, we are subject to various claims and legal actions. We believe that we will not be materially adversely affected by the ultimate outcome of any of these matters either individually or in the aggregate. At this time, the Company is not engaged in any legal proceeding with the exception of the following:

     On November 13, 2000, a suit was filed by NetCurrents, Inc. and NetCurrents Services Corporation in the Superior Court of the State of California alleging that certain individuals were responsible for acts of defamation, unfair competition, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing. The defendants in the action are Victor Holtorf, James Maloney and Does 1 through 100 (covering anonymous ID's on the Internet). The suit alleges that on or about September 1, 2000 when Victor Holtorf resigned as CEO of NetCurrents Services Corporation and COO of NetCurrents, Inc, and was installed as a Director, Chairman of the Board of NetCurrents Services Corporation and a paid consultant, he, alone or in conjunction with the other named and unnamed defendants, began to intentionally publish disparaging, materially false, misleading, derogatory and malicious statements about NetCurrents, Inc., NetCurrents Services Corporation, Irwin Meyer, CEO of NetCurrents, Inc., and other key management of these companies. We believe that Mr. Holtorf and others communicated these statements on the Internet and in person to employees, shareholders and institutional investors of the companies with the intention of causing the public to believe the officers and directors of the companies are incompetent and are mismanaging the business of NetCurrents Services Corporation. We believe the above named and unnamed defendants' further intention was to frighten and intimidate shareholders into selling their shares and causing the price of NetCurrents, Inc. shares to fall as well as attempting to cause shareholders and employees to turn against present management so as to create an opportunity for Victor Holtorf to gain control of management. The companies are asking the courts for a preliminary and permanent injunction, enjoining all of the defendants, from the publication of materially false, misleading, malicious and defamatory statements about NetCurrents, Inc., NetCurrents Services Corporation and its officers and directors as well as cancellation of Victor Holtorf's consulting contract and compensatory and punitive damages for the actions taken.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A

        (a)      EXHIBITS

                 27.1     Financial Data Schedule

         (b)     Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


         NetCurrents, Inc.                                (Registrant)


Dated:  November 13, 2000                        /S/ IRWIN MEYER
                                                 --------------------------
                                                 Irwin Meyer,
                                                 Chief Executive Officer


Dated:  November 13, 2000                        /S/ MICHAEL ISCOVE
                                                 --------------------------
                                                 Michael Iscove
                                                 Chief Financial Officer