Form 10QSB/A
period 2000-09-30
NETCURRENTS INC/
filed 2000-11-16
CIK 854937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                NETCURRENTS, INC.

     This amendment to the Company's Quarterly Report for the period ended September 30, 2000, is being filed to correct a typographical error which stated that the basic diluted loss per share for the three months ended September 30, 1999, was $0.67. The correct figure is $0.07.


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
PART I     FINANCIAL INFORMATION

           ITEM 1.  Financial Information

           Consolidated Balance Sheet as of September 30, 2000
           and December 31, 1999...........................................3

           Consolidated Statements of Operations For The
           Three Months Ended September 30, 2000 and 1999
           and for the Nine Months Ended September 30, 2000 and 1999.......5

           Consolidated Statements of Shareholders' Equity
           For the Nine Months Ended September 30, 2000....................7

           Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2000
           and September 30, 1999..........................................9

           Notes to Consolidated Financial Statements.....................11

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

--------------------------------------------------------------------------------

                                                       For the Three Months Ended             For the Nine Months Ended
                                                             September 30,                          September 30,
                                                   ------------------------------------- -----------------------------------
                                                          2000               1999               2000                1999
                                                   --------------------- --------------- -------------------- --------------
                                                      (unaudited)         (unaudited)      (unaudited)        (unaudited)
LOSS BEFORE PROVISION FOR INCOME TAXES                       (1,900,393)       (798,557)          (5,840,062)      (973,529)

PROVISION FOR INCOME TAXES                                            -         (14,744)             (20,097)       (14,744)
                                                   --------------------- --------------- -------------------- --------------

NET  (LOSS)                                                 $(1,900,393)      $(813,301)         $(5,860,159)     $(958,785)

DIVIDEND REQUIREMENT OF SERIES A PREFERRED STOCK               (106,250)       (106,250)            (318,750)      (318,750)
DIVIDEND REQUIREMENT OF SERIES E PREFERRED STOCK                      -               -                    -        (66,250)
DIVIDEND REQUIREMENT OF SERIES G PREFERRED STOCK                 (2,213)              -              (24,463)             -
                                                   --------------------- --------------- -------------------- --------------

 (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                    (2,008,856)       (919,551)          (6,203,372)   $(1,343,785)

UNREALIZED (LOSS) ON INVESTMENT                                 (81,200)              -             (398,363)             -
                                                   --------------------- --------------- -------------------- --------------

COMPREHENSIVE INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                               $ (2,090,056)     $ (919,551)       $ (6,,601,735)   $(1,343,785)
                                                   ===================== =============== ==================== ==============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                $ (0.07)        $ (0.07)             $ (0.22)       $ (0.10)
                                                   ===================== =============== ==================== ==============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING BASIC AND FULLY DILUTED                 30,674,692      13,683,659           30,674,692     13,683,659
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
ISSUANCE OF COMMON
         STOCK FOR CONVERSION
         DEBENTURES
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
                                  ============       ==============    ===========        ==========

                                               COMMON STOCK
                               ------------------------------------          TREASURY      SUBSCRIPTION
                                   SHARES                 AMOUNT              STOCK         RECEIVABLE
                               ------------------      -----------------   -----------   -----------------
ISSUANCE OF COMMON
         STOCK FOR CONVERSION
         OF SERIES C PREFERRED
         STOCK FOR EXERCISE
         OF OPTIONS                 2,800,000           $   2,800         $               $ (2,540,958)
ISSUANCE OF COMMON
         STOCK FOR
         SETTLEMENT                    80,000                  80
ISSUANCE OF COMMON
         STOCK FOR CONVERSION
         DEBENTURES                   513,346                 513
DIVIDENDS PAID ON
         SERIES A PREFERRED
         STOCK
DIVIDENDS PAID ON
         SERIES G PREFERRED
         STOCK
UNREALIZED LOSS ON
         INVESTMENT
INTEREST ON SUBSCRIPTION
    RECEIVABLE                                                                                 (35,396)
NET LOSS
                               -------------------     ---------------   --------------   -------------------
BALANCE, SEPT 30,2000              32,151,004          $   32,151         $ (1,010,192)     (4,165,539)
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

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            For the                  For the
                                                                          Nine Months               Nine Months
                                                                             Ended                     Ended
                                                                         September 30,             September 30,
                                                                             2000                      1999
                                                                         -------------             -------------
                                                                          (unaudited)               (unaudited)
   CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures on fixed assets                                     $ (782,126)               $(16,014)
   Additions to film costs                                                           -                  16,226
   (Increase) decrease in receivables from related
     parties                                                                         -                 284,821
   Additions to goodwill                                                             -                 809,785
   Company acquisitions                                                              -                 252,122
   (Increase) in short-term investments                                              -                (800,000)
   Increase in obligations under capital leases                                      -                  28,247
   Increase in acquisition costs                                                     -                 114,589
   Loans to acquired company                                                         -                (900,000)
   Payments on receivables - related party                                           -                   2,265
   Loans to related parties                                                          -                 (25,000)
   Proceeds from sale of investments                                           213,809                       -
                                                                          ------------                      --

Net cash provided by (used in) investing activities                           (568,317)               (232,959)
                                                                          ------------           -------------
   CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable - related parties                                 (44,046)             (1,210,802)
   Borrowings from notes payable - related parties                                   -                  35,086
   Payments on capital lease obligation                                         (4,320)                (49,821)
   Payment on subscription receivable                                          200,000                       -
   Proceeds from issuance of preferred stock                                   311,525               2,680,975
   Proceeds from issuance of common stock                                    8,754,933                 804,070
   Offering costs                                                                    -               (192,500)
   Proceeds from convertible debentures, net of
     offering costs                                                          1,000,026                       -
                                                                          ------------           -------------
Net cash provided by financing activities                                   10,218,118               2,067,008
                                                                          ------------           -------------
Net increase in cash and cash equivalents                                    4,087,896                 674,130
                                                                          ------------           -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 798,855                (442,645)
                                                                          ------------           -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  4,886,751            $    231,485
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


        NetCurrents, Inc.                           (Registrant)


Dated:  November 15, 2000                       /S/ IRWIN MEYER
                                                --------------------------
                                                Irwin Meyer,
                                                Chief Executive Officer


Dated:  November 15, 2000                       /S/ MICHAEL ISCOVE
                                                --------------------------
                                                Michael Iscove
                                                Chief Financial Officer