Form 10KSB
period 2000-12-31
NETCURRENTS INC/
filed 2001-03-07
CIK 854937

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-18410

                                NETCURRENTS, INC.
                 (Name of Small Business Issuer In Its Charter)

                  DELAWARE                                 95-4233050
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification  No.)

                         9720 WILSHIRE BLVD., SUITE 700
                          LOS ANGELES, CALIFORNIA           90212
               (Address of Principal Executive Offices)   (Zip Code)

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

                                  Yes X No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The issuer's revenues for the fiscal year ended December 31, 2000 were $1,665,225.

     As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the issuer based upon the average of the closing bid and asked prices of such stock as reported on the Nasdaq SmallCap Market was $17,407,531.

     As of March 1, 2001, the issuer had 31,706,729 shares of common stock, $.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):   Yes __   No X

===============================================================================

                                NETCURRENTS, INC.
                              INDEX TO FORM 10-KSB

                                                                            PAGE
PART I

Item 1.    Description of Business.............................................2

Item 2.    Description of Property.............................................7

Item 3.    Legal Proceedings...................................................7

Item 4.    Submission of Matters to a Vote of Security
           Holders.............................................................8

PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters.................................................8

Item 6.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................10

Item 7.    Consolidated Financial Statements:.................................22

Item 8.    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure.............................22

PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a)
           of the Exchange Act................................................22

Item 10.   Executive Compensation.............................................24

Item 11.   Security Ownership of Certain Beneficial
           Owners and Management..............................................27

Item 12.   Certain Relationships and Related Transactions.....................28

Item 13.   Exhibits, List and Reports on Form 8-K.............................29


                                     Page i

                           FORWARD-LOOKING STATEMENTS

This report contains statements that constitute "forward-looking statements" within the meaning of section 21e of the Securities Exchange Act of 1934 and
Section 27(a) of the Securities Act of 1933 with respect to the Company and its operations that are subject to certain risks and factors which could cause the Company's future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict, "believe" "project" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company with respect to, among other things: integration of NetCurrents Services Corporation ("NSC") into NetCurrents, Inc., execution of business plans, completion of strategic alliances, the ability to work effectively with our alliance partners:
Burrelle's Information Services, Inc., Thomson Financial Carson, Kroll Risk Consulting Services, Bowdens Media Monitoring Limited, Webmind, Datalink.net, and demand for Netdetect, Agencyfacts, Cybertalk, Cyberwatch, CyberPerceptions, PR Manager and the other products and services, the ability to continue to develop new products and services, the ability to attract sufficient skilled personnel to meet our targets in the business plans, expected capital expenditures, anticipated business and economic conditions and trends affecting our financial condition and our business and strategies. Readers are cautioned not to put undue reliance on such forward-looking statements. With respect to the NSC business, such forward-looking statements involve risks and uncertainties, including the intensity of competition from other technology companies, the ability of NSC to meet its staffing requirements, the ability of NSC to execute its business plans and the status of our future liquidity. Readers are further cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" in this report on Form 10-KSB. We do not ordinarily make projections of our future operating results and we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS


HISTORY

        NetCurrents, Inc. ("NetCurrents" or the "Company," or "we") was founded as a television production and distribution company under the name Ventura Motion Picture Group Ltd. and, in 1989, changed its name to The Producers Entertainment Group Ltd. ("TPEG"). In 1990, we became publicly traded on the Nasdaq Stock Market. Over a nine-year period, we were a significant independent producer and distributor of television series. In 1998, we changed our name to IAT Resources Corporation ("IATR").

        IATR made several minority investments in early stage technology companies. In November 1999, IATR entered into a revised definitive merger agreement to merge with Infolocity and make it the Company's core business. In December 1999, IATR merged with Infolocity and IATR's name was changed to NetCurrents, Inc. ("NTCS"). At the time of the merger, Infolocity became known as NetCurrents Services Corporation ("NSC"), a wholly-owned subsidiary of NetCurrents.


THE BUSINESS

        NetCurrents, through NSC assists corporations and individuals in the achievement of their strategic business goals through the management of Internet-based information. Using FIRST (Fast Internet Real Time Search Technology), NSC's proprietary, patent pending, real-time search technology, NetCurrents monitors sources of information ranging from thousands of e-publications, Internet sites and message boards, from an extensive universe of targeted Internet locations which are monitored in real-time, 24 hours a day, seven days a week. NSC monitors the Internet and uses either artificial intelligence or Internet Strategists to rate, evaluate or report to clients, depending on the product purchased. The Internet Strategists offer clients comprehensive intelligence, qualitative analysis, and strategic counsel, based on this information, thereby providing timely, extensive Internet information analysis and professional support.

        NSC provides its clients with critical information and strategic counsel in a broad range of areas which assist, among other things, in improving corporate performance, protecting and enhancing their corporate and personal images, measuring a wide range of perceptions, providing competitive intelligence, countering misinformation and fraud on the Internet, providing due diligence support, and optimizing shareholder value.

        NSC monitors and delivers this targeted Internet information based on specific criteria pre-determined by clients. NSC's broad range of services include: real-time web clipping, real-time monitoring and notification, analysis and reporting, competitive intelligence, dissemination of strategic information, due diligence support, merger/acquisition support, forensic accounting support, pre and post IPO support, asset tracking, crisis intervention, and a variety of customized services.

POST MERGER - FIRST YEAR PLAN EXECUTION

        Following the merger of NSC, we continued the development and execution of the NSC business plan. One of the first steps was to begin building the management team, the technology group, an international sales force, and a product development team. As of March 2001, we have augmented the senior management team for NCS by hiring: a Chief Financial Officer, a Vice-President of Channel Sales, a Vice President of Product Strategy, a Director of Engineering, and a Director of Product Development. In addition, we expanded our international sales force from 3 to 5 persons and our technology group from 2 to 11 persons and established our product development team with 6 people.

        We also have completed the installation of Oracle Financials, Order Entry, and Sales Force Automation, allowing us to generate extensive management, sales, and financial reports thereby further enhancing our financial management capabilities. With the anticipated volume of customers as we launch our strategic alliances and new channel products, these Linux based Oracle applications will be integrated to interface with the Oracle 8i database and provide us with the necessary financial and customer relationship management information to more effectively manage our expanding business.

        As part of our marketing and sales strategy, we have continued to search out alliances with nationally and internationally recognized "channel partners." We believe that these alliances will increase our brand-name recognition and generate sales through the utilization of our partners' sales force. As well, we anticipate that these relationships will stimulate product development efforts through joint development and marketing of products designed specifically for the needs of our partners' clients. We established a set of criteria for the selection of these channel partners, including: each partner should be a leader in its market, have established a national or international brand in their market segment, have a broad sales force in major cities across the United States, and in some cases major international cities, and must support its sales force with strategically structured marketing programs. To date, we have entered into four sales based strategic alliances predicated on these criteria.

        We also have determined that our product development strategy will include strategic technology alliances to add incremental value to our product offerings and enhance our time to market. To date, we have entered into three strategic technology alliances and are evaluating a number of other such alliances as well as potential acquisitions.

        We also were granted an acceleration of a portion of our first real-time search technology patent application on November 6, 2000.

        PRODUCT LAUNCHES

        During fiscal 2000, we launched several new products and continued to enhance our existing products. In August 2000, we released a new product designed for the public and investor relations markets called AgencyFacts. AgencyFacts provides real-time online analysis of financially-oriented message board activity to help investor relations agency clients develop better business strategies, stronger competitive positioning, and greater understanding of investor perceptions about their clients' companies, products, and services. AgencyFacts has been utilized as the core technology in certain of our strategic sales alliances.

        In September 2000, we announced the introduction of our Internet news clipping service, WebClipper 2.0, providing an effective, time-efficient and economical tool to help keep track of what is being said about companies on the Internet daily. Until the launch of this product, most Internet clipping services provided dated material that is "dumped" on the end user in time-consuming voluminous reports containing targeted, non-targeted, and/or duplicative information. WebClipper 2.0 was designed with numerous features for its users including coverage of more than 2,500 online publications, selected web site pages, COMTEX news feed integration to capture press releases upon distribution, elimination of duplicate articles, advanced archive search capability, daily client reporting and an e-mail alert capability, all in an easy-to-use interface. Following its release, we encountered a number of technical problems with this product. In the last quarter, we began and we continue to redesign this product. We have not yet scheduled a release date.

        In late March or early April 2001, we plan to release a new product designed specifically for the public relations agency market called PR Manager. PR Manager is a product designed to enhance the client management capabilities of public relations firms. PR Manager allows account managers of public relations firms to review NSC generated data for multiple clients at one time. It searches the Agency Facts universe, USENET and multiple industry specific universes for company and product perceptions and provides an overall sentiment summary. It also provides online activity volume, message board volume, top poster identification and a historical message search capability. PR Manager also incorporates WebClipper 2.0 and allows the public relations firm to update each client's search criteria.

        We also have launched a wireless application that is integrated into our premium service offerings. This product is an upgraded feature to our baseline product allowing end users to receive their detailed statistics to the Palm VII. In addition, end users may receive alerts based on pre-determined criteria delivered to other wireless devices such as pagers, cell phones, Personal Digital Assistance, or PDAs, and other similar electronic devices. The service has been made available at no additional charge to our premium clients.

        SALES BASED STRATEGIC ALLIANCES

        In May 2000, we announced a strategic alliance with Burrelle's Information Services, Inc. of Livingston, New Jersey, one of the world's leading providers of media monitoring services under which we agreed to develop and design a co-branded product for Burrelle's. We are finalizing this product and anticipate the launch of Burrelle's "CyberTalk" in March 2001. CyberTalk, based on AgencyFacts, will appear on Burrelle's NewsAlert client web portals along with the "Powered by NetCurrents" logo. Burrelle's national sales organization will market this customized product to its thousands of clients as part of the Burrelle's NewsAlert service. Burrelle's also will market our premium products. The launch date for this product was extended because Burrelle's elected to wait for the release of PR Manager. The Burrelle's alliance is a revenue share agreement under which Burrelle's and NetCurrents will apportion the revenue generated by Burrelle's based upon a predetermined formula.

        In June 2000, we entered into a strategic alliance with Thomson Financial Investor Relations, one of the world's leading providers of investor relations solutions and strategic advisory services. Under the terms of the alliance, we were to co-develop and market new Internet monitoring services for the investor relations market. We customized our AgencyFacts product for the specific needs of Thomson clients with NetDetect, the customized co-branded product, to be offered as an integral part of Thomson's IR Universe platform. We planned to launch this product to Thomson's more than 3,500 clients in August 2000 with the roll out planned to take place at the rate of 500 clients per month. In September 2000, Thomson acquired the Carson Group and placed the senior management of the Carson Group in charge of the new Thomson Financial Carson organization. Because of various management changes following the acquisition, we agreed on a revised approach to the sale of NetDetect, which involves a stepped program rather than a mass rollout of NetDetect to 500 clients per month. In October, we received a list of 185 clients to be placed on NetDetect. As of February 2001, we had received the balance of the first 500 clients and are now planning the launch of NetDetect for March 2001.

        On October 18, 2000, we entered into a strategic alliance with Toronto-based Bowdens Media Monitoring Limited, the largest media monitoring firm in Canada. Bowdens will sell CyberWatch, a new co-branded version of AgencyFacts, to their client base of thousands of public and private companies throughout Canada. Bowdens has hired a manager to oversee the sales and marketing of CyberWatch. NSC has trained Bowdens' sales personnel and Bowdens has commenced selling efforts of CyberWatch through a national sales and marketing program.

        On October 23, 2000, we signed a definitive agreement establishing a three-year exclusive global strategic alliance with Kroll Risk Consulting Services, Inc. Kroll is a leading worldwide investigations and intelligence firm, providing a full range of risk mitigation and asset protection services to over 25,000 clients. Kroll has a global network of 60 offices in 19 countries. Under the terms of our alliance, we expect to share Kroll offices throughout the world and provide enhanced Internet intelligence services to corporations, individuals and governments using our proprietary technology. We also plan to jointly develop an exclusive Internet based product line designed specifically for the security market using the NetCurrents/Kroll brand name and integrating our FIRST technology. Supported by a co-funded marketing campaign, we expect to utilize a joint sales force of approximately 165 case managers and salespeople to sell products to the worldwide security and intelligence market. Kroll has provided cases to NSC under the terms of the agreement, although Kroll has been using NCS on some of their cases since January 2000. We have appointed two senior sales personnel to manage the Kroll relationship in conjunction with Kroll's appointed project leader and the planning and procedural integration was completed in December 2000. Kroll and NSC completed a road show in January 2001 to 15 major Kroll offices, effectively launching our joint sales efforts.

        We hope that these four strategic sales alliances will create channel sales for NSC in the investor relations, media monitoring, and security market segments. As well, we anticipate we will derive benefits from the marketing campaigns and web site traffic of Burrelle's, Bowdens, Thompson Financial and Kroll. We also expect these alliances to provide us with the opportunity to generate new clients through a combined sales force of over 200 sales personnel.

        STRATEGIC TECHNOLOGY ALLIANCES

        In April 2000, we entered into a co-location agreement with AboveNet Communications in San Jose, California, under which we have co-located our servers with AboveNet. We did this to acquire enhanced security and to gain access to one of the largest aggregated bandwidth suppliers in the world (up to multi-terabit per second capacity) that can scale as required. This also reduced the amount of funds we would be required to invest in equipment.

        In June 2000, we announced a strategic alliance with Intelligenesis Corporation (now known as Webmind Corporation). Webmind, which has over 100 employees dedicated to the field of artificial intelligence, has developed and markets sophisticated artificial intelligence technology that balances semantic understanding with computational efficiency. We utilize this advanced technology in the delivery of our AgencyFacts and PR Manager products. Webmind's technology allows us to enhance our AgencyFacts and PR Manager products and deliver expanded monitoring and analysis capacity without substantially increasing Internet Strategist staffing.

        In August 2000, we entered into an agreement with Datalink.net to develop a wireless solution, enabling users of NetCurrents' premium real-time Internet monitoring and analysis services to remotely receive "alert" messages and updates to their detailed statistics page via the Palm VII. We are providing our premium clients, at no charge, a Palm VII so they can access the information being provided by this new service. By implementing Datalink.net's Wireless Gateway technology, we are providing our premium clients with remote access to specific information on their secured portals, allowing for the immediate delivery of critical information through a number of hand held devices such as pagers, cell phones, and PDA's, beginning with the Palm VII. The new service will allow our clients to receive, in real-time, urgent "alert" messages that may require immediate action, as well as up-to-the-minute detailed statistics graphs providing them with overall online message board sentiment. We launched this service in early December 2000 under the name Mobile Perceptions.

THE FUTURE

        In fiscal 2000, we believe we created the critical components necessary for long-term success and profitability: a strong management team, an international sales organization, a product development and technology group comprised of experienced personnel, key leveraged sales channel relationships and technology alliances.

        We also found that over the course of fiscal 2000, the focus of our clients shifted as the stock market turned downward sharply. Where previously our clients were keenly interested in financial message board information, the massive downward shift in stock prices resulted in a return to business basics where profitability and performance were the ultimate goals. While we continue to provide financial message board information as part of our CyberPerceptions modules and more specifically as part of our security based services with Kroll, we also have focused on providing a broad range of business intelligence, competitive intelligence, perception, and demographic data across a vast universe of sites. Over the course of fiscal 2001, we plan to release a number of new products that we expect will become critical tools for all of our target clients. PR Manager is the first of these new products and we anticipate its release for beta testing with our users in early March with a full launch planned for late March 2001 or early April 2001.

        In an effort to reduce costs and focus on completing our technology upgrades and releases, achieve greater efficiencies and to position us more effectively for meeting our 2001 targets, we reduced the size of our sales force and targeted the remaining sales personnel on the sale of both direct and channel sales until we have completed the CyberPerceptions upgrades planned by June 2001. We also have made and continue to make significant additions to our technology department and plan to significantly increase its size over the balance of 2001. We also are evaluating a number of strategic technology acquisitions for 2001 that we expect to further enhance our technology and development capabilities.

        On February 28, 2001, we entered into a letter of intent to acquire MindfulEye.com, Inc., a subscription-based Internet monitoring company that automatically alerts investors in real time to online news, rumors, information and changes in public sentiment about companies in which they have interests. The closing of the acquisition is subject to, among other customary closing conditions, reciprocal due diligence, applicable corporate and regulatory approvals and the negotiation and execution of a definitive merger agreement. Founded in 1999, Vancouver-based MindfulEye has created a new class of artificial intelligence (AI) technology that can read and understand language in real time on the Internet. Called LEXANT(TM), this patent-pending technology utilizes natural language processing, neural networks and a lexicon of thousands of rules of grammar to determine the true meaning of words in context. The filing in July 2000 with the United States Patent Office covers MindfulEye's artificial intelligence-based technology that uses advanced ranking algorithms and natural language processing to analyze textual content in real-time as it occurs on the Internet. MindfulEye has applied LEXANT(TM) to develop a suite of products that monitor, analyze and rank Internet content in real time according to sentiment, then further gauge the "mood" score to interpret the qualitative aspects of what's being said online. Currently, MindfulEye monitors all major financial discussions on the Internet, and processes more than half a million individual mentions each day.

COMPETITION

        We believe our existing combination of patent pending, real-time search technology, search universe, proprietary database of historical data, profiling capabilities, coupled with our analysis and strategic counsel set us apart from our competition. Most of the companies providing search services deliver delayed and dated information and lack the flexibility and scalability of our proprietary technology. More fundamentally, these companies offer limited analysis of Internet communications, limited ability to disseminate information to the online discussion communities, and few possess a special team created to handle emergencies, crises, merger/acquisition support or other critical situations. In addition, a combination with MindfulEye.com will add a real-time patent pending artificial intelligence technology that monitors, analyzes and ranks Internet content, thereby further strengthening our proprietary advantages.

        Although management believes NSC is the leader in its field, some of our competitors have greater financial resources than NSC and others have larger technology development departments. In this section we briefly outline a few of the companies providing different levels of monitoring services.

    o CyVeillance provides business intelligence. This company helps major corporations, organizations and select government agencies manage their business strategies by providing critical market feedback and metrics from the Internet. They also provide what they call "Image Services" which include rumor management and libel/defamation control. While CyVeillance has begun offering services that are similar to ours, we believe the CyVeillance services are not as extensive as ours and it does not have a real-time technology or analytical capabilities.

    o eWatch, which was recently acquired by Business Wire, offers a limited search of news groups and three Internet message boards for up to three predetermined words or phrases that are supplied by the client. eWatch does not have a product that competes with CyberPerceptions, AgencyFacts or PR Manager. The eWatch products do not provide analysis, or the ability to respond to rumors or potentially damaging postings. In addition, eWatch does not maintain a proprietary database of any sort to track anonymous users or name aliases. Finally, eWatch does not offer competitive intelligence or strategic information dissemination.


EMPLOYEES

As of March 1, 2001, we had 62 full time employees and no part time employees.

ITEM 2.    DESCRIPTION OF PROPERTY

        We lease approximately 2,700 square feet located at 9720 Wilshire Boulevard, Los Angeles, California for our corporate offices pursuant to a lease that expires on December 14, 2004. Our current annual rent expense is $94,368. We currently sublease to a third party approximately 4,429 square feet located at 767 3rd Avenue in New York City pursuant to a lease that expires on June 30, 2002. The current annual rent expense is approximately $167,928, which is fully covered by the terms of the sublease.

        Our NSC subsidiary's offices are located at 1350 Old Bayshore Highway, Suites 30 and 50, Burlingame, California 94010. Suite 30 is approximately 3,600 square feet and the lease expires on January 31, 2002. The current annual rent expense is $90,972. Suite 50 is approximately 2,600 square feet and the lease expires on May 31, 2005. The current annual rent expense is $104,544. We believe that our current facilities are sufficient for our current needs. The Company is currently evaluating its space requirements for the future.

        Our Canadian subsidiary, NetCurrents Canada, Inc., has offices located at 69 Yonge Street, Suite 1404, Toronto, Ontario, Canada M5E 1K3. Suite 1404 is approximately 1,800 square feet and the current annual rent is approximately $38,000. The lease expires on June 30, 2002.

ITEM 3.    LEGAL PROCEEDINGS

        On November 13, 2000, NetCurrents, Inc. and NetCurrents Services Corp. (collectively "NetCurrents") initiated a lawsuit entitled NETCURRENTS, INC., ET AL. V. HOLTORF ET AL., Los Angeles Superior Court, Case No. BC 240089 (the "Lawsuit"). A First Amended Complaint was filed on December 18, 2000, alleging claims against Victor Holtorf ("Holtorf") for defamation, unfair competition and conversion. In addition, NetCurrents also filed a Demand for Arbitration against Holtorf with the American Arbitration Association on December 18, 2000, Reference No. 72 160 01297 00 RSR (the "Arbitration"), alleging claims for breach of contract, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing. The claims alleged against Holtorf by NetCurrents in both the Lawsuit and the Arbitration arise out of alleged wrongful conduct by Holtorf following the termination of his employment with NetCurrents in late August 2000, including the public dissemination of defamatory and disparaging statements about NetCurrents.

        Holtorf has not responded to the First Amended Complaint in the Lawsuit but has responded to the Demand for Arbitration with a general denial. In addition, Holtorf has filed counter-claims against NetCurrents for the following: breach of contract, breach of covenant of good faith and fair dealing, fraud in the inducement and negligent misrepresentation relating to his previous Employment Agreement with NetCurrents; breach of contract, breach of covenant of good faith and fair dealing, fraud in the inducement and negligent misrepresentation relating to the Consulting Agreement he entered into with NetCurrents as part of his termination of employment in August 2000; defamation; false light; and constructive termination of his previous employment with NetCurrents. NetCurrents has not responded to Holtorf's Counter-Claims in the Arbitration.

        There has been no discovery initiated in either the Lawsuit or the Arbitration. Both proceedings are currently at a standstill and the parties have agreed to grant each other an extension of time to further respond to their respective claims so that they may attempt to resolve their disputes amicably. A mediation session was held on February 23, 2001, and NetCurrents and Holtorf are presently continuing to discuss the possibilities of a settlement of all claims between them.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


COMMON STOCK

        Our common stock is currently traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "NTCS." The following table sets forth the high and low bid prices on Nasdaq for the periods indicated, as reported by Nasdaq. The quotations are inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                     COMMON STOCK
                                                 ---------------------
                                                 HIGH BID     LOW BID
                                                 --------     --------
        PERIOD
            March 31, 1999...................      $4.25        $0.22
            June 30, 1999....................       3.88         1.00
            September 30, 1999...............       2.50         0.72
            December 31, 1999................       2.56         1.34

            March 31, 2000...................     $11.94        $1.88
            June 30, 2000....................       9.63         2.20
            September 30, 2000...............       3.50         1.38
            December 31, 2000................       1.41         0.16

        On March 1, 2001, the prices of the common stock as reported by Nasdaq were $.53 bid and $.59 asked. On such date there were approximately 250 holders of record of our common stock. The number of stockholders does not take into account stockholders for whom shares are being held in the name of brokerage firms or clearing agencies.

DIVIDENDS

        As of March 1, 2001, we have outstanding 1,000,000 shares of Series A Preferred Stock that are entitled to annual dividends aggregating $425,000. We have outstanding 400,000 shares of Series C Preferred Stock. Holders of our Series C Preferred Stock are entitled to dividends of 8% annually, so long as we have net profits in excess of $1,000,000 in the applicable fiscal year. No dividends are currently due on the Series C Preferred Stock. No dividends may be paid on the common stock unless all dividends on the Series A Preferred Stock and Series C Preferred Stock have been paid or provision has been made for such payment. Pursuant to the terms of our outstanding Series A Preferred Stock, which we issued in a public offering consummated in December 1994, and pursuant to the terms of our outstanding Series C

Preferred Stock, at our option, we may pay dividends on the preferred stock in cash or in shares of our common stock.

        We have never paid a cash dividend on our common stock and presently intend to retain any future earnings for investment and use in our business operations. We cannot assure you that our operations will generate the revenues and cash flow required to declare cash dividends on our outstanding common stock in future fiscal periods or that we will have legally available funds to pay dividends on our common stock. Consequently, we do not expect to pay cash dividends in the foreseeable future except to the extent required to satisfy our obligations with respect to our outstanding Series A Preferred Stock and Series C Preferred Stock. We have not yet paid the dividends on the Series A and Series C Preferred Stock for the periods ended September 30, 2000, and December 31, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

        During the fiscal year ended December 31, 2000, we sold the following securities which were not registered under the Securities Act. The Company did not employ any form of general solicitation or general advertising in connection with the offer and sale of the securities and warrants to purchase common stock described below. In addition, the placement agent and the purchasers of the securities are "accredited investors" for the purposes of Rule 501 of the Securities Act of 1933, as amended, unless otherwise specified. For these reasons, among others, the offer and sale of the following securities were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended:

    o On March 3, 2000, we issued and issued and sold 1,700,000 shares of common stock, at a price of $5.00 per share, to Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. In connection with the offer and sale of the common stock, we also granted Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. warrants to purchase an aggregate of 3,498,000 shares of common stock on the terms described below. We granted "Series A" stock purchase warrants for the purchase of 1,166,000 shares of common stock. The Series A warrants are currently exercisable at a price of $6.00 per share, and provide for mandatory exercise if the closing bid price per share of the common stock equals or exceeds $8.00 for twenty consecutive trading days after a registration statement covering the underlying common stock has been declared effective. We granted "Series B" stock purchase warrants for the purchase of 1,166,000 shares of common stock. The Series B warrants become exercisable at a price of $7.00 per share if the closing bid price per share of the common stock equals or exceeds $8.00 for twenty consecutive trading days after a registration statement covering the underlying common stock is declared effective, and provide for mandatory exercise if the closing bid price per share of the common stock equals or exceeds $10.00 for 20 consecutive trading days after a registration statement covering the underlying common stock has been declared effective. We granted "Series C" stock purchase warrants for the purchase of 1,166,000 shares of common stock. The Series C warrants become exercisable for $9.00 per share if the closing bid price per share of the common stock equals or exceeds $10.00 for twenty consecutive trading days after a registration statement covering the underlying common stock is declared effective, and provide for mandatory exercise if the closing bid price per share of the common stock equals or exceeds $14.00 for twenty consecutive trading days after a registration statement covering the underlying common stock has been declared effective.

    o On March 3, 2000, we granted common stock purchase warrants for the purchase of an aggregate of 500,000 shares of common stock, at an exercise price of $4.50 per share, to the placement agent involved with the offer and sale of common stock and common stock purchase warrants to Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. These warrants are currently exercisable for 250,000 shares of common stock. These warrants become exercisable with respect to an additional 83,333 shares of common stock if the closing bid price per share of the common stock equals or exceeds $8.00 for any period of twenty consecutive trading days. These warrants become exercisable with respect to an another 83,333 shares of common stock if the closing bid price per share of the common stock equals or exceeds $10.00 for any period of twenty consecutive trading days. These warrants become exercisable with respect to the remaining 83,334 shares of common stock if the closing bid price per share of the common stock equals or exceeds $14.00 for any period of twenty consecutive trading days.

    o On December 27, 2000, we amended our original agreement with Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. and repriced the warrants to an exercise price of $1. If, at any time after the effective date of the registration statement registering the resale of the shares of common stock underlying the warrants the per share market value of our common stock equals or exceeds prices ranging from $2.125 to $3, for any period of 10 consecutive trading days, then the warrant holder will be required to exercise the warrant. The warrant will be exercised no later than the third business day following such mandatory exercise requirement.

    o On March 27, 2000, we issued an aggregate of 200,000 shares of our common stock to Salvatore Grosso and Lawrence Jacobson pursuant to their options granted on January 14, 1999. The remaining 300,000 options are exercisable and outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        The following discussion and analysis should be read in conjunction with our Financial Statements and notes included elsewhere in this Form 10-KSB.

        The Notes to the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth herein contain forward-looking statements with respect to us and our operations that are subject to certain risks and factors which could cause our future actual results of operations and future financial condition to differ materially from that described herein. These risk factors include, but are not limited to, our potential inability to realize the business plan, the intensity of competition from other companies which focus on enabling innovations for the Internet and business-to-business e-commerce, the status of our liquidity in future fiscal periods, factors that affect the Internet technology and online commerce industries such as network performance, reliability, speed of access, ease of use and bandwidth availability, and factors that generally affect Internet commerce, such as economic, political, regulatory, technological, and public taste environments, as well as the factors discussed below in "Factors That Could Impact Future Results."

        Our revenues currently are derived from NSC and MediaWorks. The amount of revenue recognized during the periods discussed herein is not necessarily indicative of revenues to be recognized in future periods.

REVENUE RECOGNITION

        Revenues derived from NSC are recognized on an accrual basis as earned.

        Revenues derived from MediaWorks and received from license fees for distribution rights to projects-in-process constitute deferred income until the project becomes available for broadcast in accordance with the terms of its licensing agreements and are recognized as revenue at such time. Revenues from licensing fees, distribution fees or profit participations are recognized as earned in accordance with the terms of the related agreements.

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

        On December 27, 1999, we acquired Infolocity, Inc. The terms of the merger included a tax-free exchange of NetCurrents, Inc. common stock for 100% of the issued and outstanding stock of Infolocity, Inc. The acquisition was accounted for as a pooling of interests and, consequently, the accompanying historical financial information for all periods presented has been restated to reflect the effects of the combination. In connection with the merger, we issued 7,375,001 shares of common stock.

RESULTS OF OPERATIONS

BECAUSE OF THE COMPLETE CHANGE IN OUR BUSINESS COMMENCING IN LATE DECEMBER 1999 WITH THE ACQUISITION OF NC SERVICES, COMPARISONS OF RESULTS FROM PERIODS IN 1999 AND PRIOR TO 2000 ARE NOT MEANINGFUL.

YEAR ENDED DECEMBER 31, 2000 ("FISCAL 2000") COMPARED WITH THE YEAR ENDED JUNE 30, 1999 ("FISCAL 1999")

        Revenues for Fiscal 2000 were $1,665,225 compared to $2,991,953 for Fiscal 1999, a decrease of $1,326,728, or 44%. Revenues for Fiscal 2000 consisted primarily of revenues from our Internet business while Fiscal 1999 revenues consisted of fees from the production and distribution of made-for-television movies and international distribution fees.

        Write-offs of projects in development were $224,988 for Fiscal 2000 and $301,037 for fiscal 1999.

        Cost of sales for Fiscal 2000 was nil as compared to $926,295 for Fiscal 1999. Cost of sales as a percentage of total revenues decreased to zero from 31.5% for Fiscal 1999. The difference results from the transition to the Internet business in Fiscal 2000, a business that has no cost of sales.

        General and administrative expenses increased to $9,747,586 in Fiscal 2000 from $4,066,590 in Fiscal 1999, an increase of $5,680,996 or 140%. This increase stems primarily from the infrastructure costs associated with our Internet business including the cost of our international sales force, technology, product development and client operations departments none of which existed in the entertainment business in Fiscal 1999.

        Interest income during Fiscal 2000 was $482,993 compared to $3,096 for Fiscal 1999. Interest income primarily is generated from the investment of excess cash in short term investments. During Fiscal 2000, we raised approximately $8.5 million, with all excess cash being invested in short term investments.

        Interest and financing expense in Fiscal 2000 was $8,354 as compared to $12,447 in Fiscal 1999. The interest and financing expense in Fiscal 1999 primarily consisted of deferred financing charges which were expensed upon termination of certain promissory notes.

        During Fiscal 2000, we wrote off $138,124 of notes and accounts receivable as compared to $166,965 for Fiscal 1999. The decrease stems from the write-off of receivables in Fiscal 1999 in connection with previous production deals.

        On November 4, 1996, we settled our litigation with a former officer and director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required us to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with us through December 31, 1998. Accordingly, amortization of the covenant not to compete was $115,000 in Fiscal 1999, the year in which the final amortization was calculated. There was no amortization of the covenant not to compete for Fiscal 2000.

        The net loss applicable to common shareholders was $9,897,975 for Fiscal 2000 as compared to $3,213,489 for Fiscal 1999.

PERIOD FROM JULY 1, 1999 THROUGH DECEMBER 31, 1999 ("1999 INTERIM PERIOD") COMPARED WITH THE PERIOD FROM JULY 1, 1998 THROUGH DECEMBER 31, 1998 ("1998 INTERIM PERIOD")

        Our aggregate revenues for the 1999 Interim Period decreased $70,080 or 17% compared to the 1998 Interim Period. Revenues for the 1999 Interim Period consisted of sales of $155,466 generated by our NC Services subsidiary and $187,519 generated by our MediaWorks subsidiary. Revenues for the 1998 Interim Period primarily consisted of fees from the production and distribution of one made-for-television movie for a broadcast network and four additional made-for-television movies which were exhibited on The Family Channel and Showtime Network, and currently are being distributed internationally.

        Cost of sales for the 1999 Interim Period was $96,997 as compared to $90,171 for the 1998 Interim Period. These costs relate to MediaWorks revenues and with the difference being due to increased distribution costs for the 1999 Interim Period.

        General and administrative expenses increased to $2,895,211 in the 1999 Interim Period from $2,621,725 in the 1998 Interim Period or an increase of $273,486. However, our ongoing general and administrative expense actually decreased for the 1999 Interim Period, as approximately $510,000 of the expenses was incurred as a result of the cost of the Infolocity, Inc. merger. The decrease in the general and administrative expenses primarily is attributable to the closure of our operations in New York and Toronto in January 1999 which carried contractual obligations through approximately August 1999.

        Interest income during the 1999 Interim Period was $10,325, and primarily consisted of short-term investment interest income.

        Interest and financing expense in the 1999 Interim Period was $37,189 as compared to nil in the 1998 Interim Period. The interest and financing expense for the 1999 Interim Period primarily consisted of interest paid to convertible debenture holders.

        On November 4, 1996, we settled our litigation with a former officer and director in a negotiated stipulated settlement filed with the Los Angeles County Superior Court that required us to make aggregate payments of $575,000 in exchange for an agreement by this individual not to compete with us through December 31, 1998. Accordingly, amortization of the covenant not to compete was nil in the 1999 Interim Period and $115,000 in the 1998 Interim Period. The covenant not to compete was fully amortized in June 30, 1999 and thus there is no related cost for the 1999 Interim Period.

        The comprehensive net loss applicable to common shareholders was $5,670,345 for the 1999 Interim Period as compared to a net loss of $2,719,417 for the 1998 Interim Period. Of this amount for the 1999 Interim Period, $957,000 represents a beneficial conversion feature on Series G Preferred Stock as a dividend, an unrealized gain on investment of $225,050, and $213,813 represents the dividend paid in Common Stock to the holders of the Series A Preferred Stock and Series G Preferred Stock. Of the amount for the 1998 Interim Period, there were no non-recurring expenses and $212,500 represented the dividend paid in Common Stock to the holders of the Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, having spent a year building client relationships, alliances and NSC infrastructure, we require additional resources to roll out our new products, complete the enhancements to our existing products, continue development of future products and continue to execute our business plan, reach profitability and increase our presence in the Internet industry.

        Net cash provided by (used in) operating activities of our company for the twelve month period ended December 31, 2000 was ($7,681,345), in the six month period ended December 31, 1999 was ($2,959,478), in the twelve month period ended June 30, 1999 was ($1,320,028), and in the six month period ended December 31, 1998 was ($527,949). Net cash provided by (used in) investing activities during the twelve month period ended December 31, 2000 was ($734,678), in the six month period ended December 31, 1999 was $33,562, in the the twelve month period ended June 30, 1999 was ($826,894), and in the six month period ended December 31, 1998 was ($845,689). Net cash provided by financing activities during the twelve month period ended December 31, 2000 was $10,371,655, in the six month period ended December 31, 1999 was $3,357,389, in the twelve month period ended June 30, 1999 was $2,440,553, and in the six month period ending December 31, 1998 was $857,242.

        Our total cash and cash equivalent balance at December 31, 2000 was $2,754,487 as compared to December 31, 1999 which was $798,855.

        On March 3, 2000, we entered into an equity securities purchase agreement with the Brown Simpson Strategic Growth Fund Ltd. and the Brown Simpson Strategic Growth Fund L.P. to purchase up to $34,000,000 of common stock directly and through warrants. If Brown Simpson exercises its warrants, Brown Simpson could own 5,698,000 shares of our common stock. In March 2000, we received $8,500,000 of this financing for the purchase of the initial 1.7 million shares of common stock. The balance is due through the exercise of warrants to purchase 3,998,000 shares of our common stock initially at exercise prices ranging from $6 to $9 per share. On December 27, 2000, we amended our original agreement with Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P. and repriced these warrants to an exercise price of $1. If, at any time after the effective date of the registration statement registering the resale of the shares of common stock underlying the warrants, the per share market value of our common stock equals or exceeds prices ranging from $2.125 to $3, for any period of 10 consecutive trading days, then the warrant holder will be required to exercise the warrant.

        On February 28, 2001, we entered into a financing agreement for a loan of $2 million, which we can draw down as needed. The loan will be available for one year with annualized interest at 10%. The financing company will receive 5% of the amount of the loan in warrants to purchase our common stock at an exercise price equal to 110% of the closing bid price on the date we receive the funds. The loan will have a convertible feature allowing the finance company to convert the debt into our common stock at 80% of the average of the five trading days prior to conversion if the loan is not repaid on or before December 31, 2001. We are required to pay 50% of any proceeds we receive from the sale of our common stock to the financing company or any third party to reduce the loan amount. The loan also will be secured by certain of our assets. The financing company will receive an origination fee of 5% for arranging the financing.

        We believe that cash flow from operations, cash on hand as well as the financing commitment we received on February 28, 2001, should be sufficient to fund our operations and service our debt through fiscal 2001. However, there are a number of factors that could change our anticipated needs, and could require that we raise additional financing.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

        In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

        In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

                    FACTORS THAT COULD IMPACT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

WE ACQUIRED NSC IN DECEMBER 1999. IF WE FAIL TO GROW THE NSC BUSINESS, OUR BUSINESS AND FINANCIAL CONDITION COULD SUFFER.

        On December 27, 1999, we completed the acquisition of NSC. We merged with NSC with the expectation that this merger would help us execute our plan to expand our core business into the Internet industry and provide us with further opportunities to promote synergistic business relationships among other Internet companies. However, we cannot be certain that our acquisition of NSC will enable our business to realize a higher rate of growth. In order to achieve the anticipated benefits from the merger, we must be able to achieve efficient, effective and time integration of NSC's operations into ours. The combination of these businesses requires, among other things:

    o integration of management staffs and necessary support staffing to meet the combined entity's business growth opportunities;

    o   coordination of operations and marketing efforts; and

    o   location of adequate sources of additional funding.

        Full integration of these operations requires considerable effort on the part of our management, who will need to dedicate considerable time toward integrating the financial and information systems, management staffs and organizational cultures of the separate businesses. We could experience problems associated with the integration, and the integration itself may not proceed efficiently or be successful. Any delay in completing the integration may negatively impact the combined entity's ability to provide ongoing quality products and services, which in turn may negatively impact the future revenues, net income and earnings per share of the combined entity. Additionally, unexpected costs incurred in connection with the integration could decrease operating margins and negatively impact net income and earnings per share of the combined entity. In addition, we cannot assure you that the operations, management and personnel of the businesses will be compatible or that NSC will not experience the loss of key personnel, notwithstanding the fact that we have employment agreements with a number of these key employees. Furthermore, even if we successfully integrate NSC's operations into ours, the combination may nevertheless adversely affect our business and results of operations by interrupting or interfering with our pre-existing business operations, diverting management's attention and resulting in additional management expenses.

OUR PROSPECTS IN THE INTERNET SECTOR ARE DIFFICULT TO FORECAST BECAUSE WE HAVE ONLY TRANSITIONED INTO THE INTERNET AND ONLINE COMMERCE INDUSTRIES SINCE FEBRUARY 1999 AND ACQUIRED NSC AS OF DECEMBER 1999.

        We announced our intention to expand our business in the Internet and electronic commerce industries in February 1999, and we have changed our core television production business to Internet technology services, primarily through our acquisition of NSC. These industries are new, highly speculative and involve a substantial degree of risk. Since we are in an early stage of development in these rapidly evolving industries, our prospects are difficult to predict and could change rapidly and without warning. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of developing and expanding their business, particularly companies in the new and rapidly evolving Internet technology and online commerce markets. These risks include, but are not limited to, the inability to attract key personnel knowledgeable in the Internet markets, the inability to respond promptly to changes in a rapidly evolving and unpredictable business environment and the inability to manage potential growth. To address these risks, we must, among other things:

    o   successfully implement new business and marketing strategies;

    o   respond to competitive developments;

    o   attract and retain qualified personnel.

WE MAY NOT BE SUCCESSFUL IN ENTERING THE INTERNET AND ONLINE COMMERCE FIELDS SINCE THIS BUSINESS WILL ALSO REQUIRE SUBSTANTIAL WORKING CAPITAL.

        Our new business strategy, investment and acquisition activities will require substantial working capital. We spent substantial funds to acquire NSC and will continue to spend substantial funds to market and expand our new business and to expand our existing management team with additional experienced Internet personnel. We cannot assure you that we will be successful in any of these areas.

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

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR CURRENT LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS.

        We estimate that, as of December 31, 2000, taking into account our acquisition of NSC, our cash commitments for the next twelve months will be approximately $1,346,000; a significant portion of this amount is allocated for requirements associated with the business of NSC.

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

        In addition, while we believe the cash generated from operations in addition to our February 2001 financing will be sufficient to fund our business for the next 12 months, we cannot anticipate all of our future requirements. We may need to raise additional funding for the expansion of our business and marketing efforts, for example. However, if we must raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion of our business into the Internet and online commerce sectors.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

        The Company has a history of revenues and losses as follows:

                                                              Revenues           Losses
                                                            --------------    --------------
                Year ended June 30, 1997                    $   5,521,441     $  4,592,145
                Year ended June 30, 1998                    $  22,369,511     $  1,411,916
                Year ended June 30, 1999                    $   2,991,953     $  2,722,239
                Six months ended December 31, 1999          $     342,985     $  4,724,582
                Year ended December 31, 2000                $   1,665,225     $  8,360,125

(without giving effect to the payment in 1997, 1998, 1999 and 2000 of dividends of $425,000 annually, and $212,500 for the six months ended December 31, 1999 on the Series A Preferred Stock and a payment in 1999 of dividends of $66,250 on the Series E Preferred Stock). Because a substantial portion of our expenses are fixed, achieving profitability depends upon our ability to generate and sustain substantially higher revenues. We cannot assure you that we will be able to do so and consequently may experience additional losses in fiscal 2001.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE AND ARE UNPREDICTABLE. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK AND REDEEMABLE WARRANTS MAY DECLINE SIGNIFICANTLY.

        Our limited operating history in the Internet and online commerce industries makes it difficult to forecast accurately our revenues, operating expenses and operating results. As a result, we may be unable to adjust our spending in these areas in a timely manner to compensate for any unexpected revenue shortfall. As a result, we may not satisfy the expectations of analysts or investors which may cause our stock price to decline. Consequently, investors may not be able to resell their shares of our common stock at or above the cost of their purchase prices.

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

OUR GROWTH AND OPERATING RESULTS WILL BE IMPAIRED IF THE INTERNET AND ONLINE COMMERCE INDUSTRIES DO NOT CONTINUE TO GROW.

        Our growth and operating results depend in part on widespread acceptance and use of the Internet as a point of convergence in the telecommunications, entertainment and technology industries, as well as on continued consumer and corporate acceptance of the Internet as a communications medium and for other forms of communication. These practices are at an early stage of development, and demand and market acceptance are uncertain.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

        As of March 1, 2001, we have granted options and warrants to purchase a total of 11,255,747 shares of common stock that have not been exercised. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, we may not be able to obtain additional equity capital on acceptable terms, since the holders of the outstanding options and warrants may exercise those securities at a time when we may be able to obtain such capital on better terms than those in the options and warrants.

THE CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

        As of March 1, 2001, we have issued and outstanding 1,000,000 shares of our Series A Preferred Stock, 400,000 shares of our Series C Preferred Stock, 50,000 shares of our Series F Preferred Stock and no shares of our Series G Preferred Stock. At our option, we can pay the dividends on our Series A Preferred Stock in cash or in shares of common stock. We are not required to pay dividends on the Series F Preferred Stock. We have not yet paid dividends on the Series A and Series C Preferred Stock for the periods ended September 30, 2000, and December 31, 2000.

        Holders of our convertible preferred stock could convert their shares into common stock at any time in the future. To the extent all of the shares of our outstanding convertible preferred stock are converted into common stock, our common stockholders' interests will be diluted. Since these shares of common stock will be registered for sale in the marketplace, future offers to sell such shares could potentially depress the price of our common stock. In the future, this could make it difficult for us or our stockholders to sell the common stock. Also, we may have problems obtaining additional equity capital on acceptable terms, since we can expect the holders of our convertible preferred stock to convert their shares into common stock at a time when we would be able to obtain any needed capital on more favorable terms than those of the convertible preferred stock.

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

    o   future sales of our common stock; and

    o   acceptance by the market of our acquisition of NSC.

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

        Our Certificate of Incorporation permits our Board of Directors to issue up to 20,000,000 shares of "blank check" Preferred Stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. We have issued and outstanding 1,000,000 shares of Series A Preferred Stock, 400,000 shares of Series C Preferred Stock and 50,000 shares of Series F Preferred Stock. If we issue additional preferred stock with voting and conversion rights, the rights of our common stockholders could be adversely affected by, among other things, the loss of their voting control to others. Any additional issuances could also delay, defer or prevent a change in our control, even if these actions would benefit our stockholders.

        Additionally, provisions of Delaware law and our Certificate of Incorporation could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK. WE PAY ANNUAL CASH OR STOCK DIVIDENDS ON CERTAIN SERIES OF OUR PREFERRED STOCK.

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

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL.

        If our stockholders or we sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants or upon the conversion of shares of our convertible preferred stock) in the public market, the market price of our common stock could fall. As of March 1, 2001, we had outstanding 31,706,729 shares of our common stock. The unregistered shares of common stock and the shares of common stock held by our officers and directors are "restricted" securities, as that term is defined by Rule 144 under the Securities Act. In the future, these restricted securities may be sold only in compliance with Rule 144 or if they are registered under the Securities Act or under an exemption. Generally, under Rule 144, each person who holds restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of our then-outstanding shares of common stock, or the average weekly volume of trading of our common stock as reported during the preceding four calendar weeks. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years can sell such shares under Rule 144 without regard to any of the limitations described above. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

        In addition, as of March 1, 2001, holders of options and warrants may acquire approximately 11,255,747 shares of common stock and holders of shares of our Series A Preferred Stock, Series C Preferred Stock and Series F Preferred Stock may acquire shares of common stock at various conversion rates.

WE MAY BE EXPOSED TO CONTINGENT LIABILITY ARISING FROM OUR FAILURE TO MAINTAIN AN EFFECTIVE REGISTRATION STATEMENT COVERING THE REDEEMABLE WARRANTS AND UNDERLYING COMMON STOCK.

        We initially registered the issuance of the redeemable warrants and the offer to purchase the shares of common stock issuable upon exercise of the redeemable warrants with the SEC though the filing of a registration statement in 1996. We did not update the registration statement with current information until August 30, 2000. A warrant holder may claim that our failure to maintain an effective registration statement covering the exercise of the redeemable warrants for the period of time that the price of our common stock exceeded the cost associated with the exercise of the warrants constituted a breach of their Warrant Agreement. If all warrant holders made this assertion, which we believe has no legal basis based on federal case law, the amount of damages they could allege, may aggregate up to $9.5 million, which represents the difference between the highest closing trading price of the common stock ($11.06) which occurred on March 27, 2000, and the cash exercise price ($5.25), multiplied by the number of outstanding warrants divided by three
- as three warrants need to be tendered in addition to the cash exercise price in order to receive one share of common stock. However, a warrant holder who was unable to realize $5.81 by tendering three warrants and $5.25 in cash to the Company, could have on March 27, 2000, sold those three warrants and realized $6.27, thereby eliminating any lost opportunity, since the warrants publicly trade on the Nasdaq Small Capital Market.

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

WE MAY BE DELISTED FROM THE NASDAQ SMALL CAPITAL MARKET IF WE DO NOT MEET THE CONTINUED LISTING REQUIREMENTS ON OR BEFORE MARCH 27, 2001.

        On December 27, 2000, we were notified by The Nasdaq Stock Market that we did not meet the minimum bid price requirement of the continued listing requirements of the Nasdaq Small Capital Market. If we do not meet the minimum bid price requirement on or before March 27, 2001, we may be delisted from The Nasdaq Small Capital Market, in which case we anticipate that we would apply for our common stock to trade on the Over The Counter Bulletin Board. In addition, in order to continue to be listed on Nasdaq, we must meet the following requirements:

    o net tangible assets of at least $2,000,000, or a market capitalization of $35,000,000 or $500,000 in net income for two of the last three years;

    o   two market makers;

    o   300 stockholders;

    o at least 500,000 shares in the public float or a minimum market value for the public float of $1,000,000; and

    o   compliance with certain corporate governance standards.

        If we are delisted from The Nasdaq Small Capital Market, it may be more difficult to raise additional debt or equity financing and an investor likely would find it more difficult to sell or obtain quotations as to the price of our common stock and/or redeemable warrants.

ITEM 7.   FINANCIAL STATEMENTS

        The Report of Independent Certified Public Accountants, Financial Statements and Notes to the Financial Statements appear in a separate section of this Form 10-KSB following Part III. The Index to Financial Statements appears on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The directors and executive officers of our company and their ages as of March 1, 2001, are as follows:

    NAME                          AGE      POSITION
    ----                          ---      --------
    Irwin Meyer                   65       Chief Executive Officer, Chairman of
                                           the Board of Directors
    Arthur H. Bernstein           38       Executive Vice President, Secretary,
                                           and Director
    Michael Iscove (1)(2)         49       Chief Financial Officer, Director
    Thomas A. Daniels             46       Director
    Ivan Berkowitz (1)(2)         54       Director
    Stanley Graham(1)(2)          55       Director
-----------------------

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

MICHAEL ISCOVE has been a director of our Company since October 1997 and our Chief Financial Officer since March 1, 2000. From June 1995 to date, Mr. Iscove has served as the Chairman, President and Chief Executive Officer of Sirius Corporate Finance Inc. Prior to that, Mr. Iscove was the President of Creative Fusion Limited from April 1989 to June 1995. In 1978, Mr. Iscove received a Chartered Accountants designation in accounting from The Canadian Institute of Chartered Accountants. In 1972, Mr. Iscove received a B.A. degree in English from York University, Toronto, Canada.

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

STANLEY GRAHAM was recently appointed a director of our Company in April 2000. Prior to being appointed an outside director, Mr. Graham worked closely with the Company as an operations consultant and was integrally involved in the establishment of our Burlingame office. Mr. Graham also was recently appointed Vice President, Corporate Development at Digimarc, the worldwide leader in digital watermark technology. Previously, he was Vice President of the New Enterprises division of Supra Products, a subsidiary of SLC Technologies, manufacturers of electronic security and access control products. Prior to Supra, Mr. Graham served as President and COO of Sunflex L.P. and Managing Director of Sunflex, Ireland, which he developed into one of the world's leading suppliers of computer glare screens and other computer accessories with operations in the United States, Ireland, and Germany. Before Sunflex, Mr. Graham spent 10 years at Xidex, a manufacturer of data storage products, where he served in numerous executive positions. As Vice President of New Enterprises he played a significant role in increasing revenues from $50 million to over $600 million through marketing programs, acquisitions, equity investments, joint ventures, licenses, technology partnerships and internal start-ups. In addition to his corporate responsibilities, Mr. Graham was President or General Manager of several Xidex subsidiaries, Sunflex, Xidex Data Disk and Oktel. Mr. Graham holds an MBA degree from Samford University Graduate School and a B.S. in chemistry from the University of Alabama.

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

         To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2000, the Company believes that, during the year ended December 31, 2000, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all
Section 16(a) filing requirements other than one late report on Form 5 filed by Arthur Bernstein with respect to the exercise of options and sale of common stock that occurred in fiscal 2000.

ITEM 10.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table sets forth information concerning the annual and long-term compensation for services in all capacities rendered to us for the fiscal years ended June 30, 1998 and 1999, the six months ended December 31, 1999, and the fiscal year ended December 31, 2000 of those persons who were (i) at December 31, 2000, the Chief Executive Officer and (ii) each other executive officer of our Company whose annual compensation exceeded $100,000 (the "Named Executive Officers") in such fiscal periods:

                                                                    LONG TERM
                                                                   COMPENSATION
                                                                    NUMBER OF
                                FISCAL      ANNUAL COMPENSATION     SECURITIES      ALL OTHER
                              YEAR ENDED    -------------------     UNDERLYING      COMPENSA-
                               JUNE 30       SALARY       BONUS      OPTIONS           TION
                              -----------   ----------  ---------  -------------    ---------
Irwin Meyer................      2000   **  $ 312,000          0              0       18,000(2)
  Chief Executive Officer     Stub 1999 *     156,000          0              0        9,000
  (1)                            1999         312,000          0      3,000,000(6)    18,000(2)
                                 1998         312,000          0              0       18,000(2)
                                                                                      68,016(3)

Arthur H. Bernstein........      2000   **  $ 175,000          0              0       12,000(2)
  Executive Vice President    Stub 1999 *      87,500          0        300,000        6,000
  And Secretary                  1999         175,000          0        600,000       12,000(2)
                                 1998         175,000          0              0       12,000(2)

Thomas A. Daniels..........      2000   **  $ 188,482          0              0        9,000(2)
  Director and President      Stub 1999 *      93,000          0              0        4,500
  of MediaWorks, a wholly        1999         188,482          0        500,000       11,500(2)
  Owned subsidiary of the        1998               0          0              0            0
  Company (4)

Michael Iscove.............      2000   **  $ 135,000          0        230,000            0
  Chief Financial Officer     Stub 1999 *           0          0         50,000            0
  (5)                            1999               0          0        325,000            0
                                 1998               0          0              0            0




(1) Includes amounts paid to Mountaingate which provides us with the service of Mr. Meyer and others.

(2) Automobile reimbursement.

(3) Forgiveness of note receivable due from Mountaingate.

(4) Mr. Daniels began employment with us on July 15, 1998.

(5) Includes amounts paid to Sirius Corporate Finance Inc. that provides us with the services of Mr. Iscove and others.

(6) Includes 1,300,000 of Convertible Series C stock and options to purchase 1,700,000 shares of common stock.

*   Stub 1999 refers to the six month period July 1, 1999 through December 31,
    1999.

** As of February 2, 2000, the Company changed its fiscal year to December 31. Accordingly, Fiscal 2000 represents the period from January 1, 2000 through December 31, 2000.

OPTION GRANTS IN FISCAL 2000

        The following table sets forth certain information regarding the grant of stock options made during fiscal 2000 to the Named Executive Officers.

                             NUMBER OF         PERCENT OF
                             SECURITIES       TOTAL OPTIONS
                         UNDERLYING GRANTED    TO EXERCISE
                              OPTIONS          EMPLOYEES IN     OR BASE    EXPIRATION
 NAME                         GRANTED          FISCAL YEAR       PRICE        DATE
 --------------------    ----------------     --------------    --------   -----------
 Irwin Meyer                           -                   -           -            -
 Arthur H. Bernstein                   -                   -           -            -
 Thomas A. Daniels               400,000               15.4%       $0.82       1/4/04
 Michael Iscove                  230,000                8.9%       $7.29       3/1/04

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during fiscal 2000, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the Nasdaq Stock Market's SmallCap Market on December 31, 2000 ($0.31 per share).

                                                 NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                        SHARES                        OPTIONS AT                        AT
                       ACQUIRED                    DECEMBER 31, 2000             DECEMBER 31, 2000
                          ON        VALUE      ---------------------------   --------------------------
 NAME                  EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
 -------------------  -----------  ----------  -----------   -------------   -----------  -------------
 Irwin Meyer                   -           -            -              -              -              -
 Arthur H. Bernstein      40,000   $ 147,200      200,000              -              -              -
 Thomas A. Daniels             -           -      800,000              -              -              -
 Michael Iscove                -           -      535,000         70,000              -              -

EMPLOYMENT AGREEMENTS

        We have entered into an employment agreement with Irwin Meyer for his services as Chief Executive Officer of our Company and a production agreement with Mountaingate Productions LLC ("Mountaingate") for the services of Mr. Meyer and others to perform corporate duties as specified by the Board of Directors. Mountaingate is a California limited liability company of which Alison Meyer and Patricia Meyer, the adult children of Mr. Meyer, are the sole members. The production agreement with Mountaingate provides for annual compensation of $262,000, plus a $1,500 monthly automobile reimbursement. The employment agreement with Mr. Meyer provides for annual compensation of $50,000. Both of these agreements have been extended to February 28, 2003. Both agreements are terminable by us in the event of Mr. Meyer's death or disability. In such event, we shall pay Mountaingate a guaranteed fee of $262,000 for one year. We may also terminate these agreements "for cause" (as defined in the agreements). Mountaingate and Mr. Meyer may terminate their respective agreements in the event of a material breach thereof by us or for "good reason" (as defined in the agreements). In such event, we shall be obligated to pay all amounts due thereunder for the balance of their respective terms. In the event that we materially breach either agreement after a "change in control" (as defined in the agreements), Mountaingate and Mr. Meyer, respectively, shall be entitled to a lump sum payment equal to three times their then current total annual compensation.

        Arthur Bernstein is employed as Executive Vice President of our Company pursuant to an employment agreement, as amended, which has been extended to February 28, 2003. Mr. Bernstein's annual compensation is $175,000 plus a $1,000 monthly automobile reimbursement. The employment agreement is terminable by us in the event of Mr. Bernstein's death or disability. In such event, we are obligated to pay Mr. Bernstein's compensation for one year. We may also terminate the employment agreement "for cause" (as defined in the agreement). Mr. Bernstein may terminate this Employment Agreement in the event of a material breach by us or for "good reason" (as defined in the agreement). In such event, we will be obligated to pay him all amounts due thereunder for the balance of its term and all unvested stock options held by him shall vest. In the event of a "change in control" (as defined in this agreement) of our Company, all stock options issued to Mr. Bernstein shall vest and we shall, at Mr. Bernstein's option, purchase shares of common stock owned by him at the then market price and shall acquire all of his stock options for the difference between the exercise price of such options and the greater of the price at which the new controlling entity acquired its interest in our Company or the then market price of the common stock.

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

        We have entered into an employment agreement with Michael Iscove for his services as Chief Financial Officer of our Company and a consulting agreement with Sirius Corporate Finance Inc. ("Sirius") for the services of Mr. Iscove and others to perform corporate duties as specified by the Board of Directors. The consulting agreement provides for $130,000 per annum. The employment agreement with Mr. Iscove provides for compensation of $50,000 per year for the first year of the agreement and $70,000 per annum thereafter. These employment agreements will terminate on February 28, 2003. Both agreements are terminable by us in the event of Mr. Iscove's death or disability. In such event, all Accrued Obligations (as defined in the agreement) shall be payable by the Company. We may also terminate the employment agreement "for cause" (as defined in the agreement). Mr. Iscove may terminate this Employment Agreement in the event of a material breach by us or for "good reason" (as defined in the agreement). In such event, we will be obligated to pay him all amounts due thereunder for the balance of its term and all unvested stock options held by him shall vest. In the event of a "change in control" (as defined in this agreement) of our Company, all stock options issued to Mr. Iscove shall vest and we shall, at Mr. Iscove's option, purchase shares of common stock owned by him at the then market price and shall acquire all of his stock options for the difference between the exercise price of such options and the greater of the price at which the new controlling entity acquired its interest in our Company or the then market price of the common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information as of March 1, 2001, relating to the ownership of our common stock or Series C Preferred Stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock or Series C Preferred Stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of us, 9720 Wilshire Boulevard, Suite 700, Los Angeles, California 90212, unless otherwise set forth below.

                                       Number of                 Number of
                                       Shares of                 Shares of
                                        common                   Series C
                                         stock                   Preferred    Percent
                                      Beneficially    Percent      Stock        of
                                         Owned       of Class   Beneficially   Class
Name and Address                          (1)           (1)       Owned (1)     (1)
-----------------------------------   ------------   ---------  ------------  -------
Alison Meyer (2)...................     1,925,000       6.1%
Patricia Meyer (2).................
Mountaingate Productions LLC (2)...
Arthur H. Bernstein (3)............       200,000       0.6%
Salvatore Grosso (4)...............       400,000       1.3%
Lawrence S. Jacobson (4)...........       400,000       1.3%
Irwin Meyer........................             0       0.0%
Ivan Berkowitz (5).................       356,250       1.1%
Strategic Capital Consultants(6)...       400,000       1.2%       400,000     100%
Michael Iscove (7).................       535,000       1.7%
Thomas A. Daniels (8)..............     1,421,852       4.4%
Victor A. Holtorf..................     2,397,433       7.6%
Stanley Graham (9).................        45,000       0.1%
Joseph Stephens & Company,
Inc. (10)..........................       400,266       4.0%
Directors and Executive Officers
as a Group (6 persons) (11)........     2,558,102       7.6%

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 1, 2001.




(2) Includes options to purchase 750,000 shares of common stock by Mountaingate. Alison Meyer and Patricia Meyer, the adult children of Irwin Meyer, our Chief Executive Officer, beneficially own the options to purchase the 750,000 shares of common stock by virtue of being the sole members of Mountaingate.

(3) Represents shares that have been or may be acquired upon exercise of options.

(4) Represents shares that may be acquired upon exercise of options by each of Mr. Grosso and Mr. Jacobson.

(5)     Represents shares that may be acquired upon exercise of options.

(6) Represents shares of common stock which may be acquired upon conversion of 400,000 shares of Series C Preferred Stock.

(7) Represents options to purchase 535,000 shares of common stock held by Mr. Iscove.

(8)     Includes 800,000 shares which may be acquired upon exercise of options.

(9)     Represents shares which may be acquired upon exercise of options.

(10) According to a Schedule 13G filed by Joseph Stevens & Company, Joseph Sobara and Steven Markowitz on February 14, 2000, Joseph Stevens & Company, Inc. owned as of December 31, 1999, warrants ("JSC Warrants") to purchase 200,000 units, each unit consisting of one and one-third shares of common stock and two-thirds of a redeemable common stock purchase warrant ("Redeemable Warrants"). Each Redeemable Warrant entitles the holder to purchase an additional share of common stock. The JSC Warrants were exercisable commencing on September 12, 1997. Additionally, Joseph Stevens & Company, Inc. held as of December 31, 1999, 266 shares of common stock in its market making account.

        As of December 31, 2000, Mr. Joseph Sorbara owned 24,000 Redeemable Warrants held with his spouse as joint tenants. Each Redeemable Warrant entitled the holder to purchase an additional share of common stock. Additionally, Mr. Sorbara was a controlling shareholder, director and officer of Joseph Stevens & Company, Inc. as of December 31, 1999. Based upon the foregoing, as of December 31, 2000, Mr. Sorbara beneficially owned 424,266 shares of common stock within the meaning of Rule 13d-3 of the Act.

        As of December 31, 2000, Mr. Steven Markowitz owned 10,000 Redeemable Warrants. Each Redeemable Warrant entitled the holder to purchase an additional share of common stock. Additionally, Mr. Markowitz was a controlling shareholder, director and officer of Joseph Stevens & Company, Inc. as of December 31, 1999. Based upon the foregoing, as of December 31, 1999, Mr. Markowitz beneficially owned 410,266 shares of common stock within the meaning of Rule13d-3 of the Act.

(11) Includes options to purchase 1,936,250 shares of common stock. There are no issued and outstanding shares of Series B Preferred Stock, Series D Preferred Stock or Series E Preferred Stock. There are no 5% beneficial owners of Series A Preferred Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the fiscal year ended June 30, 1999, we entered into a Securities Purchase Agreement with Mountaingate pursuant to which Mountaingate purchased 1,300,000 shares of the Series C Convertible Preferred Stock in exchange for $1,300,000.00. Mountaingate transferred the 1,300,000 shares of Series C Preferred Stock to Alison Meyer and Patricia Meyer. On January 7, 2000, Alison

Meyer and Patricia Meyer each converted 650,000 shares of Series C Preferred Stock to common stock at a price of $0.50 per share and each exercised 750,000 options at $1.20 per share and executed two Promissory Notes (which have been subsequently amended), each in the amount of $1,225,000. As of December 31, 2000, the balance of each of the Promissory Notes are $1,286,427, including accrued interest.

        During the year ended December 31, 2000, Arthur Bernstein executed a Promissory Note in favor of the Company in the amount of $161,500. As of December 31, 2000, the balance of the Promissory Note was $104,957.

        During the year ended December 31, 2000, we purchased approximately $599,000 of marketing communications services from Strategic/Ampersand Inc., a company owned partially by Mr. Iscove's wife.

        For more information concerning transactions between us and related parties, see Note 13 of the Notes to the Financial Statements.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K.

        (a) The following documents are filed as part of this Transition Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

3.2     Amendment to Certificate of Incorporation, dated April 28, 1998.(2)

3.3     Amendment to Certificate of Incorporation, dated December 22, 1999.

3.4     Bylaws.

3.5     Amendment No. 1 to Bylaws.

4.1 Certificate of Designations for Series A Preferred Stock dated December 13, 1994.(1)

4.2 Certificate of Designations for Series B Preferred Stock dated July 15 , 1998.(7)

4.3 Certificate of Designations for Series C Preferred Stock dated May 20, 1999.(7)

4.4 Certificate of Designations for Series D Preferred Stock, dated July 31, 1998.(2)

4.5 Certificate of Designations for Series E Preferred Stock, dated July 31, 1998.(2)

4.6 Certificate of Designations for Series F Preferred Stock, dated July 31, 1998.(2)

4.7 Certificate of Designations for Series G Preferred Stock, dated November 15, 1999.(3)

4.8 Securities Purchase Agreement, dated July 31, 1998 between The Producers Entertainment Group Ltd. and the Augustine Fund, L.P.(2)

4.9 Registration Rights Agreement, dated July 31, 1998 between The Producers Entertainment Group Ltd. and the Augustine Fund, L.P. (2)

4.10 Escrow Agreement dated as of July 31, 1998 among the Augustine Fund, L.P., The Producers Entertainment Group Ltd. and H. Glenn Bagwell, Jr., as Escrow Agent.(2)

4.11 Securities Purchase Agreement, dated as of March 3, 2000, between the Company, Brown Simpson Strategic Growth Fund, Ltd. And Brown Simpson Strategic Growth Fund, L.P. (10)

4.12 Registration Rights Agreement, dated as of March 3, 2000, between the Company, Brown Simpson Strategic Growth Fund, Ltd. And Brown Simpson Strategic Growth Fund, L.P. (10)

4.13 Form of Warrant to Purchase Common Stock (Series A), dated March 3, 2000. (10)

4.14 Form of Warrant to Purchase Common Stock (Series B), dated March 3, 2000. (10)

4.15 Form of Warrant to Purchase Common Stock (Series C), dated March 3, 2000. (10)

10.1    1998 Stock Incentive Plan.(5)

10.2 Executive Extension Agreement, dated September 12, 1997, between The Producers Entertainment Group Ltd. and Irwin Meyer.(3) +

10.3 Executive Extension Agreement, dated September 12, 1997, between The Producers Entertainment Group Ltd. and Arthur Bernstein. (3) +

10.4 Mountaingate Extension Agreement, dated September 12, 1997, between The Producers Entertainment Group Ltd. And Mountaingate Productions, LLC.
        (3)

10.5 Employment Agreement dated as of July 15, 1998, by and among TPEG Merger Company and Thomas Daniels. (4) +

10.6 Registration Rights Agreement dated as of July 15, 1998, by and among The Producers Entertainment Group Ltd., Tom Daniels and Craig Sussman.
        (4)

10.7 Securities Purchase Agreement with Strategic Capital Consultants, dated as of January 14, 1999. (6)

10.8 Securities Purchase Agreement with Mountaingate Productions LLC, dated as of January 14, 1999. (6)

21.1    Subsidiaries of the Company.(8)

23.1    Consent of Singer Lewak Greenbaum & Goldstein LLP.
-----------------------------

(1) Incorporated by reference to Registrant's Report on Form 8-K dated June 18, 1996.

(2) Incorporated by reference to Registrant's Registration Statement on Form S-3 filed September 1, 1998.

(3) Incorporated by reference to Registrant's Registration Statement on Form S-3 filed November 17, 1999.

(3) Incorporated by reference to Registrant's Report on Form 8-K filed November 4, 1997 (as amended on December 29, 1997).

(4) Incorporated by reference to Registrant's Report on Form 8-K filed July 31, 1998.

(5)     Incorporated by reference to Registrant's Proxy Statement filed April 1,
        1998.

(6) Incorporated by reference to Registrant's Report on Form 10-QSB filed on May 24, 1999.

(7) Incorporated by reference to Registrant's Report on Form 10-KSB, as filed on October 13, 1999.

(8) Incorporated by reference to Registrant's Report on Form 10-KSB, as filed on May 17, 2000.

(9) Incorporated by reference to our Definitive Proxy Statement filed November 17, 1999.

(10)    Incorporated by reference to our Report on Form 8-K filed March 9, 2000.

+       Denotes employment contract.

       (b)     Reports on Form 8-K:

               No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

        In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunder duly authorized.

                                            NETCURRENTS, INC.

Dated: March 6, 2001                        By     /S/ IRWIN MEYER
                                                -------------------------------
                                                Irwin Meyer
                                                Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Irwin Meyer and Arthur Bernstein and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                Name                        Position                        Date
-----------------------------   ----------------------------------   -------------------
                                President, Chief Executive           March 6, 2001
                                Officer, and Chairman of the
/s/ Irwin Meyer                 Board of Directors
-----------------------------
Irwin Meyer

                                Executive Vice President,            March 6, 2001
/s/ Arthur H. Bernstein         Secretary and Director
-----------------------------
Arthur H. Bernstein

                                Chief Financial Officer and          March 6, 2001
/s/ Michael Iscove              Director
-----------------------------
Michael Iscove

                                Director and Chief Executive         March 6, 2001
/s/ Thomas A. Daniels           Officer of MediaWorks
-----------------------------
Thomas A. Daniels


/s/ Ivan Berkowitz              Director                             March 6, 2001
-----------------------------
Ivan Berkowitz


/s/ Stanley Graham              Director                             March 6, 2001
-----------------------------
Stanley Graham

                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                                                       CONTENTS
                                                              DECEMBER 31, 2000
-------------------------------------------------------------------------------

                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                          F-3 - 4

   Consolidated Statements of Operations and Comprehensive
     Income (Loss)                                                      F-5 - 6

   Consolidated Statements of Shareholders' Equity                     F-7 - 11

   Consolidated Statements of Cash Flows                              F-12 - 15

   Notes to Consolidated Financial Statements                         F-16 - 39



                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
NetCurrents, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheets of NetCurrents, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year and six months then ended, and for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetCurrents, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their consolidated operations and their consolidated cash flows for the year and six months then ended, and for the year ended June 30, 1999 in conformity with generally accepted accounting principles.


/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 28, 2001



                                                            NETCURRENTS, INC. AND SUBSIDIARIES
                                                                   CONSOLIDATED BALANCE SHEETS
                                                                                  DECEMBER 31,
----------------------------------------------------------------------------------------------
                                     ASSETS
                                                                       2000            1999
                                                                 -------------   -------------
CURRENT ASSETS
    Cash and cash equivalents                                    $   2,754,487   $     798,855
    Accounts receivable                                                544,869         555,667
    Prepaid advertising expenses                                             -         583,392
    Prepaid assets                                                     158,356          40,342
    Subscription receivable                                                  -         200,000
                                                                 -------------   -------------

        Total current assets                                         3,457,712       2,178,256

FILM COSTS                                                       -               224,988
FIXED ASSETS, at cost, net                                             913,876         131,559
GOODWILL, less accumulated amortization and write-off
    of $324,282 and $144,282                                           500,000         841,913
INVESTMENTS                                                             43,500         725,050
OTHER ASSETS                                                            54,538          38,043
                                                                 -------------   -------------

TOTAL ASSETS                                                     $   4,969,626   $   4,139,809
                                                                 =============   =============


   The accompanying notes are an integral part of these financial statements


                                                            NETCURRENTS, INC. AND SUBSIDIARIES
                                                                   CONSOLIDATED BALANCE SHEETS
                                                                                  DECEMBER 31,
----------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       2000            1999
                                                                 -------------   -------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                        $   1,030,934   $   1,202,141
    Dividends payable                                                  237,413         108,313
    Due to related parties                                                   -          44,046
    Capital lease obligation                                                 -           4,320
    Convertible debentures                                                   -         619,824
    Deferred revenue                                                         -          63,025
                                                                 -------------   -------------

        Total current liabilities                                    1,268,347       2,041,669
                                                                 -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, Series A, C, D, E, and F, $0.001 par value
        Series A liquidation preference $5 per share Series E
        liquidation preference $10 per share
           5,400,000 shares authorized
           1,500,000 and 2,625,000 shares issued and outstanding         1,500           2,625
    Preferred stock, Series G, $1,000 par value
        4,000 shares authorized
        no and 1,875 shares issued and outstanding                           -       1,875,000
    Common stock, $0.001 par value
        50,000,000 shares authorized
        32,998,073 and 23,070,869 shares issued and outstanding         32,998          23,071
    Treasury stock, at cost
        93,536 and 93,536 shares                                    (1,010,192)     (1,010,192)
    Subscription receivable                                         (4,223,284)       (398,800)
    Additional paid-in capital                                      48,532,031      30,704,372
    Accumulated other comprehensive income (loss)                     (410,813)        225,050
    Accumulated deficit                                            (39,220,961)    (29,322,986)
                                                                 -------------   -------------

               Total shareholders' equity                            3,701,279       2,098,140
                                                                 -------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   4,969,626   $   4,139,809
                                                                 =============   =============


   The accompanying notes are an integral part of these financial statements


                                                       NETCURRENTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                    FOR THE YEAR ENDED DECEMBER 31, 2000,
                                              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                                    FOR THE YEAR ENDED JUNE 30, 1999, AND
                                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------
                                                       For the                      For the
                                         For the      Six Months      For the      Six Months
                                        Year Ended      Ended       Year Ended       Ended
                                       December 31,   December 31,    June 30,     December 31,
                                          2000           1999           1999          1998
                                      -------------  ------------  -------------  -------------
                                                                                  (unaudited)
REVENUES                              $   1,665,225  $    342,985  $   2,991,953  $    413,065

COST OF SALES                                     -        96,997        926,295        90,171
                                      -------------  ------------  -------------  ------------

NET REVENUES                              1,665,225       245,988      2,065,658       322,894

WRITE-OFF OF
  Projects in development                   224,988       246,774        301,037             -
  Notes and accounts receivable             138,124     1,429,926        166,965             -
  Investment                                      -       300,000              -             -
GENERAL AND ADMINISTRATIVE
  EXPENSES                                9,747,586     2,895,211      4,066,590     2,621,725
                                      -------------  ------------  -------------  ------------

LOSS FROM OPERATIONS                     (8,445,473)   (4,625,923)    (2,468,934)   (2,298,831)
                                      -------------  ------------  -------------  ------------
OTHER INCOME (EXPENSE)
  Merger expenses                                 -             -         (6,696)       (6,696)
  Realized gain on investment               168,250             -              -             -
  Settlements                              (191,214)            -              -             -
  Interest and dividend income              482,993        10,325          3,096             -
  Interest and financing expense             (8,354)      (37,189)       (12,447)            -
  Amortization of related party
    covenant not to compete                       -             -       (115,000)     (115,000)
  Amortization of goodwill                  (90,000)      (45,000)       (99,282)      (75,000)
  Impairment of goodwill                   (251,913)            -              -             -
  Other expense                             (24,414)      (26,795)       (22,176)      (11,390)
                                      -------------  ------------  -------------  ------------

      Total other income (expense)           85,348       (98,659)      (252,505)     (208,086)
                                      -------------  ------------  -------------  ------------
LOSS BEFORE PROVISION FOR INCOME
  TAXES                                  (8,360,125)   (4,724,582)    (2,721,439)   (2,506,917)

PROVISION FOR INCOME TAXES                        -             -            800             -
                                      -------------  ------------  -------------  ------------


   The accompanying notes are an integral part of these financial statements


                                                             NETCURRENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                          FOR THE YEAR ENDED DECEMBER 31, 2000,
                                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                                          FOR THE YEAR ENDED JUNE 30, 1999, AND
                                         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                       For the                      For the
                                         For the      Six Months      For the      Six Months
                                        Year Ended      Ended       Year Ended       Ended
                                       December 31,   December 31,    June 30,     December 31,
                                          2000           1999           1999          1998
                                      -------------  ------------  -------------  -------------
                                                                                  (unaudited)
NET LOSS                              $  (8,360,125) $ (4,724,582) $  (2,722,239) $ (2,506,917)

DIVIDEND REQUIREMENT OF SERIES A
  PREFERRED STOCK                          (425,000)     (212,500)      (425,000)     (212,500)

DIVIDEND REQUIREMENT OF SERIES E
  PREFERRED STOCK                                 -             -        (66,250)            -

BENEFICIAL CONVERSION ON SERIES G
  PREFERRED STOCK                        (1,090,000)     (957,000)             -             -

DIVIDEND REQUIREMENT OF SERIES G
  PREFERRED STOCK                           (22,850)       (1,313)             -             -
                                      -------------  ------------  -------------  ------------

LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                           (9,897,975)   (5,895,395)    (3,213,489)   (2,719,417)

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss) on
      investment, net                      (635,863)      225,050              -             -
                                      -------------  ------------  -------------  ------------
COMPREHENSIVE LOSS APPLICABLE
  TO COMMON SHAREHOLDERS              $ (10,533,838) $ (5,670,345) $  (3,213,489) $ (2,719,417)
                                      =============  ============  =============  ============
BASIC AND DILUTED LOSS PER
  COMMON SHARE                        $       (0.33) $      (0.37) $       (0.33)$       (0.37)
                                      =============  ============  ============= =============
WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  USED TO COMPUTE BASIS AND
  DILUTED LOSS PER SHARE                 31,594,660    15,227,839      9,688,012     7,274,036
                                      =============  ============  ============= =============


   The accompanying notes are an integral part of these financial statements


                                                       NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEAR ENDED DECEMBER 31, 2000,
                                          FOR THE SIX MONTHS ENDED DECEMBER 31, 1999, AND
                                                         FOR THE YEAR ENDED JUNE 30, 1999
-----------------------------------------------------------------------------------------
                                          PREFERRED STOCK
                            --------------------------------------------------
                            SERIES A, C, D, E, AND F           SERIES G             COMMON STOCK
                            ------------------------   -----------------------  -----------------------   TREASURY     SUBSCRIPTION
                              SHARES       AMOUNT        SHARES       AMOUNT       SHARES      AMOUNT      STOCK        RECEIVABLE
                            ----------- ------------   -----------  ----------  -----------  ----------  -----------   ------------
BALANCE, JUNE 30, 1998       1,000,000   $   1,000              -   $        -   6,672,943   $   6,673   $(1,010,192)  $         -
ISSUANCE OF COMMON
 STOCK
  for acquisition of
   NetCurrents
   Services Corp.                                                                7,375,001       7,375
  for payment of
   dividends on Series
   A preferred stock                                                               343,932         344
  in connection with
   the acquisition of
   MWI Distributions, Inc.                                                       1,203,704       1,204
  for the exercise of
   options                                                                         600,000         600
  for the exercise of
   options-Strategic                                                               500,000         500
  from the preferred
   Series D conversion -
   Augustine Fund                                                                2,005,185       2,005
  for consulting
   services                                                                        650,000         650
ISSUANCE OF SERIES C
 PREFERRED STOCK             3,000,000       3,000
ISSUANCE OF SERIES D
 PREFERRED STOCK                50,000          50
OFFERING COSTS
ISSUANCE OF SERIES E
 PREFERRED STOCK               225,000         225
OFFERING COSTS
ISSUANCE OF SERIES F
 PREFERRED STOCK               275,000         275
FILM TRANSFER FOR STOCK
 NOT YET ISSUED AT
 JUNE 30, 1999 -
 GROSSO-JACOBSON

                                                ACCUMULATED
                                                  OTHER
                                 ADDITIONAL       COMPRE-
                                  PAID-IN         HENSIVE       ACCUMULATED
                                  CAPITAL          INCOME         DEFICIT          TOTAL
                                ------------    ------------   -------------   ------------
BALANCE, JUNE 30, 1998          $ 23,411,349    $         -    $(20,280,352)   $  2,128,478
ISSUANCE OF COMMON
 STOCK
  for acquisition of
   NetCurrents
   Services Corp.                    411,705                                        419,080
  for payment of
   dividends on Series
   A preferred stock                 318,406                                        318,750
  in connection with
   the acquisition of
   MWI Distributions, Inc.           525,416                                        526,620
  for the exercise of
   options                           427,400                                        428,000
  for the exercise of
   options-Strategic                 249,500                                        250,000
  from the preferred
   Series D conversion -
   Augustine Fund                  1,245,800                                      1,247,805
  for consulting
   services                          279,350                                        280,000
ISSUANCE OF SERIES C
 PREFERRED STOCK                                                                      3,000
ISSUANCE OF SERIES D
 PREFERRED STOCK                     499,950                                        500,000
OFFERING COSTS                       (35,000)                                       (35,000)
ISSUANCE OF SERIES E
 PREFERRED STOCK                   1,001,744                                      1,001,969
OFFERING COSTS                      (157,500)                                      (157,500)
ISSUANCE OF SERIES F
 PREFERRED STOCK                                                                        275
FILM TRANSFER FOR STOCK
 NOT YET ISSUED AT
 JUNE 30, 1999 -
 GROSSO-JACOBSON                    (694,981)                                      (694,981)



   The accompanying notes are an integral part of these financial statements


                                                       NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEAR ENDED DECEMBER 31, 2000,
                                          FOR THE SIX MONTHS ENDED DECEMBER 31, 1999, AND
                                                         FOR THE YEAR ENDED JUNE 30, 1999
-----------------------------------------------------------------------------------------
                                          PREFERRED STOCK
                            --------------------------------------------------
                            SERIES A, C, D, E, AND F           SERIES G             COMMON STOCK
                            ------------------------   -----------------------  -----------------------   TREASURY     SUBSCRIPTION
                              SHARES       AMOUNT        SHARES       AMOUNT       SHARES      AMOUNT      STOCK        RECEIVABLE
                            ----------- ------------   -----------  ----------  -----------  ----------  -----------   ------------
DIVIDENDS PAID ON SERIES A
 PREFERRED  STOCK                       $                           $                        $           $             $
DIVIDENDS PAID ON SERIES E
 PREFERRED STOCK
NET LOSS
                            ----------- ------------   -----------  ----------  -----------  ----------  -----------   ------------
BALANCE, JUNE 30, 1999       4,550,000       4,550              -            -  19,350,765      19,351    (1,010,192)            -
ISSUANCE OF COMMON
 STOCK
  to former employee                                                               512,500         513
  in payment of
   dividends on Series
   A preferred stock                                                               151,387         151
  for exercise of options                                                          370,000         370
  from the preferred
   Series E conversion        (225,000)       (225)                              2,155,416       2,155
  for conversion of
   Series C preferred
   stock for exercise
   of options               (1,700,000)     (1,700)                              1,700,000       1,700                    (398,800)
  for financing services
   rendered                                                                         70,000          70
  for conversion
   debentures                                                                      310,446         310
  for consulting services
   rendered                                                                        128,709         129
RETIREMENT OF
 COMMON STOCK
  Augustine fund                                                                  (409,836)       (410)
  Former employee
   settlement                                                                     (601,852)       (602)
  Grosso-Jacobson                                                                 (666,666)       (666)


                                              ACCUMULATED
                                                 OTHER
                               ADDITIONAL       COMPRE-
                                PAID-IN         HENSIVE       ACCUMULATED
                                CAPITAL          INCOME         DEFICIT          TOTAL
                              ------------    ------------   -------------   ------------
DIVIDENDS PAID ON SERIES A
 PREFERRED  STOCK             $               $              $  (425,000)    $   (425,000)
DIVIDENDS PAID ON SERIES E
 PREFERRED STOCK                                                 (66,250)         (66,250)
NET LOSS                                                       (2,722,239)     (2,722,239)
                              ------------    ------------   -------------   ------------
BALANCE, JUNE 30, 1999          27,483,139              -     (23,493,841)      3,003,007
ISSUANCE OF COMMON
 STOCK
  to former employee                  (513)                                             -
  in payment of
   dividends on Series
   A preferred stock               318,599                                        318,750
  for exercise of options          313,130                                        313,500
  from the preferred
   Series E conversion              (1,930)                                             -
  for conversion of
   Series C preferred
   stock for exercise
   of options                      848,800                                        450,000
  for financing services
   rendered                        133,630                                        133,700
  for conversion
   debentures                      389,690                                        390,000
  for consulting services
   rendered                        261,149                                        261,278
RETIREMENT OF
 COMMON STOCK
  Augustine fund                       410                                              -
  Former employee
   settlement                          602                                              -
  Grosso-Jacobson                      666                                              -


   The accompanying notes are an integral part of these financial statements


                                                       NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEAR ENDED DECEMBER 31, 2000,
                                          FOR THE SIX MONTHS ENDED DECEMBER 31, 1999, AND
                                                         FOR THE YEAR ENDED JUNE 30, 1999

-----------------------------------------------------------------------------------------
                                          PREFERRED STOCK
                            --------------------------------------------------
                            SERIES A, C, D, E, AND F           SERIES G             COMMON STOCK
                            ------------------------   -----------------------  -----------------------   TREASURY     SUBSCRIPTION
                              SHARES       AMOUNT        SHARES       AMOUNT       SHARES      AMOUNT      STOCK        RECEIVABLE
                            ----------- ------------   -----------  ----------  -----------  ----------  -----------   ------------
REVERSAL OF DIVIDEND
 SERIES E PREFERRED
 STOCK                                  $                           $                        $           $             $
ISSUANCE OF SERIES G
 PREFERRED STOCK                                            1,875    1,875,000
DIVIDENDS PAID ON
 SERIES A PREFERRED
 STOCK
DIVIDENDS PAID ON
 SERIES G PREFERRED
 STOCK
UNREALIZED GAIN ON
 INVESTMENT
BENEFICIAL CONVERSION,
 SERIES G PREFERRED STOCK
NET LOSS
                            ----------- ------------   -----------  ----------  -----------  ----------  -----------   ------------
BALANCE, DECEMBER 31, 1999   2,625,000       2,625          1,875    1,875,000  23,070,869      23,071    (1,010,192)     (398,800)
ISSUANCE OF COMMON STOCK
  for the exercise of
   options                                                                       1,497,160       1,497                  (1,205,277)
  for the conversion of
   warrants                                                                        151,583         152
  for conversion
   debentures                                                                      513,346         513
  for settlement with
   financing company                                                                30,000          30
  for settlement with
   investing company                                                                50,000          50
  conversion of Series
   C preferred stock
   and exercise of
   options                  (1,300,000)     (1,300)                              2,800,000       2,800                  (2,572,854)


                                               ACCUMULATED
                                                 OTHER
                                ADDITIONAL       COMPRE-
                                 PAID-IN         HENSIVE       ACCUMULATED
                                 CAPITAL          INCOME         DEFICIT          TOTAL
                               ------------    ------------   -------------   ------------
REVERSAL OF DIVIDEND
 SERIES E PREFERRED
 STOCK                         $               $              $     66,250    $     66,250
ISSUANCE OF SERIES G
 PREFERRED STOCK                                                                 1,875,000
DIVIDENDS PAID ON
 SERIES A PREFERRED
 STOCK                                                            (212,500)       (212,500)
DIVIDENDS PAID ON
 SERIES G PREFERRED
 STOCK                                                              (1,313)         (1,313)
UNREALIZED GAIN ON
 INVESTMENT                                        225,050                         225,050
BENEFICIAL CONVERSION,
 SERIES G PREFERRED STOCK           957,000                       (957,000)              -
NET LOSS                                                        (4,724,582)     (4,724,582)
                               ------------    ------------   -------------   ------------
BALANCE, DECEMBER 31, 1999       30,704,372        225,050     (29,322,986)      2,098,140
ISSUANCE OF COMMON STOCK
  for the exercise of
   options                        2,094,629                                        890,849
  for the conversion of
   warrants                         212,308                                        212,460
  for conversion
   debentures                       644,487                                        645,000
  for settlement with
   financing company                 71,370                                         71,400
  for settlement with
   investing company                 24,950                                         25,000
  conversion of Series
   C preferred stock
   and exercise of
   options                        2,448,500                                      (122,854)


   The accompanying notes are an integral part of these financial statements


                                                       NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEAR ENDED DECEMBER 31, 2000,
                                          FOR THE SIX MONTHS ENDED DECEMBER 31, 1999, AND
                                                         FOR THE YEAR ENDED JUNE 30, 1999

-----------------------------------------------------------------------------------------
                                          PREFERRED STOCK
                            --------------------------------------------------
                            SERIES A, C, D, E, AND F           SERIES G             COMMON STOCK
                            ------------------------   -----------------------  -----------------------   TREASURY     SUBSCRIPTION
                              SHARES       AMOUNT        SHARES       AMOUNT       SHARES      AMOUNT      STOCK        RECEIVABLE
                            ----------- ------------   -----------  ----------  -----------  ----------  -----------   ------------
  in private placement                  $                           $            1,700,000   $   1,700   $             $
OFFERING COSTS
ISSUANCE OF COMMON
 STOCK
  for conversion of
   Series F preferred
   stock                      (225,000)       (225)                                225,000         225
  for conversion of
   Series G preferred
   stock                                                   (2,965)  (2,965,000)  2,383,388       2,383
  in payment of dividends
   on Series A preferred
   stock                                                                           105,013         105
RETIREMENT OF COMMON
 STOCK
   Grosso-Jacobson                                                                (328,286)       (328)
ISSUANCE OF SERIES G
 PREFERRED STOCK FOR
 CONVERSION
 DEBENTURES                                                   700     700,000
ISSUANCE OF SERIES G
 PREFERRED STOCK                                              390     390,000
DIVIDENDS PAID ON
 Series A preferred
  stock
 Series G preferred
  stock
UNREALIZED LOSS ON
 INVESTMENT
RECLASSIFICATION OF
 UNREALIZED LOSS
 INCLUDED IN GAIN ON
 SALE OF INVESTMENT


                                                 ACCUMULATED
                                                   OTHER
                                  ADDITIONAL       COMPRE-
                                   PAID-IN         HENSIVE       ACCUMULATED
                                   CAPITAL          INCOME         DEFICIT          TOTAL
                                 ------------    ------------   -------------   ------------
  in private placement           $  8,498,300    $              $               $  8,500,000
OFFERING COSTS                       (850,000)                                      (850,000)
ISSUANCE OF COMMON
 STOCK
  for conversion of
   Series F preferred
   stock                              311,525                                        311,525
  for conversion of
   Series G preferred
   stock                            2,962,617                                              -
  in payment of dividends
   on Series A preferred
   stock                              318,645                                        318,750
RETIREMENT OF COMMON
 STOCK
   Grosso-Jacobson                        328                                              -
ISSUANCE OF SERIES G
 PREFERRED STOCK FOR
 CONVERSION
 DEBENTURES                                                                          700,000
ISSUANCE OF SERIES G
 PREFERRED STOCK                                                                     390,000
DIVIDENDS PAID ON
 Series A preferred
  stock                                                             (425,000)       (425,000)
 Series G preferred
  stock                                                              (22,850)        (22,850)
UNREALIZED LOSS ON
 INVESTMENT                                         (804,113)                       (804,113)
RECLASSIFICATION OF
 UNREALIZED LOSS
 INCLUDED IN GAIN ON
 SALE OF INVESTMENT                                  168,250                         168,250


   The accompanying notes are an integral part of these financial statements


                                                       NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEAR ENDED DECEMBER 31, 2000,
                                          FOR THE SIX MONTHS ENDED DECEMBER 31, 1999, AND
                                                         FOR THE YEAR ENDED JUNE 30, 1999

-----------------------------------------------------------------------------------------
                                          PREFERRED STOCK
                            --------------------------------------------------
                            SERIES A, C, D, E, AND F           SERIES G             COMMON STOCK
                            ------------------------   -----------------------  -----------------------   TREASURY     SUBSCRIPTION
                              SHARES       AMOUNT        SHARES       AMOUNT       SHARES      AMOUNT      STOCK        RECEIVABLE
                            ----------- ------------   -----------  ----------  -----------  ----------  -----------   ------------
INTEREST ON SUBSCRIPTION
 RECEIVABLE                             $                           $                        $           $             $   (46,353)
BENEFICIAL CONVERSION,
 SERIES G PREFERRED
 STOCK
ISSUANCE OF SERIES C
 PREFERRED STOCK             1,200,000       1,200
CONVERSION OF SERIES
 C PREFERRED STOCK
 INTO COMMON STOCK -
 STRATEGIC                    (800,000)       (800)                                800,000         800
NET LOSS
                            ----------- ------------   -----------  ----------  -----------  ----------  -----------   ------------
BALANCE, DECEMBER 31, 2000   1,500,000  $    1,500               -  $       -   32,998,073   $  32,998   $(1,010,192)  $(4,223,284)
                            =========== ===========    ===========  ==========  ===========  ==========  ===========   ============


                                              ACCUMULATED
                                                OTHER
                               ADDITIONAL       COMPRE-
                                PAID-IN         HENSIVE       ACCUMULATED
                                CAPITAL          INCOME         DEFICIT          TOTAL
                              ------------    ------------   -------------   ------------
INTEREST ON SUBSCRIPTION
 RECEIVABLE                   $               $              $               $    (46,353)
BENEFICIAL CONVERSION,
 SERIES G PREFERRED
 STOCK                           1,090,000                     (1,090,000)              -
ISSUANCE OF SERIES C
 PREFERRED STOCK                                                                    1,200
CONVERSION OF SERIES
 C PREFERRED STOCK
 INTO COMMON STOCK -
 STRATEGIC                                                                              -
NET LOSS                                                       (8,360,125)     (8,360,125)
                              ------------    ------------   -------------   ------------
BALANCE, DECEMBER 31, 2000    $ 48,532,031    $  (410,813)   $(39,220,961)   $  3,701,279
                              ============    ============   =============   ============


   The accompanying notes are an integral part of these financial statements


                                                                 NETCURRENTS, INC. AND SUBSIDIARIES
                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              FOR THE YEAR ENDED DECEMBER 31, 2000,
                                                        FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                                              FOR THE YEAR ENDED JUNE 30, 1999, AND
                                             FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                           For the                      For the
                                               For the    Six Months      For the      Six Months
                                              Year Ended    Ended        Year Ended      Ended
                                            December 31,  December 31,     June 30,    December 31,
                                                2000         1999            1999         1998
                                            ------------  ------------   ------------  ------------
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $(8,360,125)  $(4,724,582)   $(2,722,239)  $(2,506,917)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization of
        fixed assets                            166,173        48,881        103,981        28,579
      Write-off of film projects in
        development                             224,988       246,774        301,037             -
      Amortization of related party
        covenant not to compete                       -             -        115,000       115,000
      Amortization of goodwill                   90,000        45,000         99,282        75,000
      Impairment of goodwill                    251,913             -              -             -
      Write-off of notes receivable and
        other assets                            138,124     1,429,926        654,428             -
      Write off of investment                         -       300,000              -             -
      Issuance of common stock for
        services rendered                             -       395,513        285,840       129,500
      Issuance of common stock for
        settlements                              96,400             -              -             -
      Interest on subscriptions
        receivable                             (223,184)            -              -             -
      Gain on sale of investment               (168,250)            -              -             -
  (Increase) decrease in
    Accounts receivable                         (98,922)     (303,874)      (475,649)   (1,644,222)
    Other assets and prepaid
      expenses                                 (147,622)      (45,543)       (86,644)      (33,041)
    Prepaid advertising expenses                583,392      (583,392)             -             -
  Increase (decrease) in
    Accounts payable and accrued
      expenses                                 (171,207)      168,794        544,062     3,176,609
    Deferred revenue                            (63,025)       63,025       (139,126)      131,543
                                            ------------  ------------   ------------  ------------

Net cash used in operating activities        (7,681,345)   (2,959,478)    (1,320,028)     (527,949)
                                            ------------  ------------   ------------  ------------


   The accompanying notes are an integral part of these financial statements


                                                                NETCURRENTS, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             FOR THE YEAR ENDED DECEMBER 31, 2000,
                                                       FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                                             FOR THE YEAR ENDED JUNE 30, 1999, AND
                                            FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------------------------
                                                           For the                      For the
                                               For the    Six Months      For the      Six Months
                                              Year Ended    Ended        Year Ended      Ended
                                            December 31,  December 31,     June 30,    December 31,
                                                2000         1999            1999         1998
                                            ------------  ------------   ------------  ------------
                                                                                        (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in short-term investments        $         -   $         -    $  (800,000)  $         -
  Additions to film costs                             -             -       (278,388)     (294,614)
  Capital expenditures on fixed assets         (948,490)      (68,594)       (28,643)            -
  (Increase) decrease in receivables
    from related parties                              -       102,156         43,015      (241,806)
  Additions to goodwill                               -             -        (15,000)            -
  Cash from purchase of business                      -             -        252,122             -
  Increase in note receivable                         -             -              -      (200,000)
  Increase in acquisition costs                       -             -              -      (109,269)
  Net proceeds from sale of investment          383,125             -              -             -
  Additions to investment                      (169,313)            -              -             -
                                            ------------  ------------   ------------  ------------
Net cash provided by (used in)
  investing activities                         (734,678)       33,562       (826,894)     (845,689)
                                            ------------  ------------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from notes payable -
    related parties                                   -             -              -       349,260
  Payments on notes payable - related
    parties                                     (44,046)      (37,212)    (1,210,802)            -
  Payments on capital lease obligation           (4,320)      (28,938)       (37,647)      (28,247)
  Payments on subscription receivable           200,000             -              -             -
  Net borrowings from related parties                 -       (25,000)        37,212       (84,346)
  Proceeds from issuance of preferred
    stock                                     1,100,000     1,875,000      3,711,090           150
  Proceeds from issuance of common
    stock                                     9,970,021       953,715        133,200       620,425
  Offering costs                               (850,000)            -       (192,500)            -
  Proceeds from convertible
    debentures, net of offering costs                 -       619,824              -             -
                                            ------------  ------------   ------------  ------------
Net cash provided by financing
  activities                                 10,371,655     3,357,389      2,440,553       857,242
                                            ------------  ------------   ------------  ------------


    The accompanying notes are an integral part of these financial statements


                                                                NETCURRENTS, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             FOR THE YEAR ENDED DECEMBER 31, 2000,
                                                       FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                                             FOR THE YEAR ENDED JUNE 30, 1999, AND
                                            FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------------------------
                                                           For the                      For the
                                               For the    Six Months      For the      Six Months
                                              Year Ended    Ended        Year Ended      Ended
                                            December 31,  December 31,     June 30,    December 31,
                                                2000         1999            1999         1998
                                            ------------  ------------   ------------  ------------
                                                                                        (unaudited)
Net increase (decrease) in cash and
  cash equivalents                          $ 1,955,632   $   431,473    $   293,631   $  (516,396)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                           798,855       367,382         73,751        73,751
                                            ------------  ------------   ------------  ------------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                 $ 2,754,487   $   798,855    $   367,382   $   442,645
                                            ============  ============   ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

    INTEREST PAID                           $     6,445   $    36,120    $    12,447   $     6,224
                                            ============  ============   ============  ============

    INCOME TAXES PAID                       $         -   $         -    $         -   $         -
                                            ============  ============   ============  ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended June 30, 1999, the Company exchanged capitalized film costs of $694,981 for 1,666,667 shares of common stock. As of December 31, 2000, 666,666 shares of common stock were retired, and the remaining shares are being held in escrow.

During the year ended June 30, 1999, the Company issued 1,203,704 shares of common stock valued at $526,620 for the acquisition of a company. Cash from investing, financing, and operating activities excludes the following:

        Accounts receivable                                   $   1,611,037
        Fixed assets, net                                     $       4,709
        Other assets                                          $      10,835
        Goodwill                                              $     961,913
        Accounts payable and accrued expenses                 $    (153,570)
        Deferred revenue                                      $    (139,126)
        Notes payable - related parties                       $  (1,884,172)


    The accompanying notes are an integral part of these financial statements


                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE YEAR ENDED DECEMBER 31, 2000,
                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 1999,
                                          FOR THE YEAR ENDED JUNE 30, 1999, AND
                         FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
-------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended June 30, 1999, the Company issued 650,000 shares of common stock for consulting services valued at $280,000.

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

During the year ended December 31, 2000, the Company issued 1,090,000 shares of Series G preferred stock upon the conversion of debentures.

During the year ended December 31, 2000, the Company recorded $1,090,000 as a dividend on Series G preferred stock, representing a beneficial conversion feature.

During the year ended December 31, 2000, the Company issued 2,065,670 shares of common stock upon the conversion of Series G preferred stock.

During the year ended December 31, 2000, the Company recorded an unrealized loss on an investment of $661,596.

During the year ended December 31, 2000, the Company issued 105,013 shares of common stock valued at $318,750 in payment of dividends on its Series A preferred stock.


    The accompanying notes are an integral part of these financial statements


                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE YEAR ENDED DECEMBER 31, 2000,
                                FOR THE SIX MONTHS ENDED DECEMBER 31, 1999, AND
                                               FOR THE YEAR ENDED JUNE 30, 1999
-------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended December 31, 2000, the Company issued 2,800,000 shares of common stock for a subscription receivable of $2,451,300, principal only, for the conversion of preferred stock and the exercise of options.

During the year ended December 31, 2000, the Company issued 775,000 shares of common stock for subscriptions receivable of $1,150,000, principal only, for the exercise of options.


                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              DECEMBER 31, 2000
-------------------------------------------------------------------------------

NOTE 1 - BUSINESS ACTIVITY

        NetCurrents, Inc. ("NC") was incorporated under its former name, The Producers Entertainment Group, Ltd. ("TPEG"), under the laws of the State of Delaware on August 10, 1989. Effective June 4, 1999, TPEG officially changed its name to IAT Resources Corporation ("IAT"), reflecting a significant change of TPEG's core business from entertainment production and distribution to Internet technology development and integration. Effective December 27, 1999, IAT officially changed its name to NetCurrents, Inc.

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

        ACQUISITION
        On July 15, 1998, IAT acquired 100% of the capital stock of MWI Distributions, Inc., dba MediaWorks, International ("MWI"), a California corporation. MWI provides international television and video distribution, specializing in the licensing of children's and family programming and animation. MWI engaged in worldwide sales of direct-to-video series and specials. The transaction was accounted for as a purchase. The excess of purchase price over the net assets acquired was recorded as goodwill.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION
        The accompanying financial statements include the accounts of NC, its wholly owned subsidiaries, MWI and NCS, and a Canadian branch (collectively, the "Company"). All significant intercompany accounts have been eliminated.

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

        SEGMENT INFORMATION
        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 2000. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision markers in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information as presented in Note 13.

        REVENUE RECOGNITION
        Amounts received as Internet monitoring fees are recognized as earned in accordance with the contract or deferred until the month of usage. Licensing and distribution fees are recognized as earned in accordance with the terms of the related agreements.

        COMPREHENSIVE INCOME
        The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities and included as a component of shareholders' equity.

        ADVERTISING
        The Company expenses advertising costs as incurred. Advertising costs for the year ended December 31, 2000, the six months ended December 31, 1999, and the year ended June 30, 1999 were $770,291, $13,653, and
        $10,595, respectively.


        INCOME TAXES
        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a liability approach for measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. As of December 31, 2000 and 1999, such differences arose principally from net operating loss carryforwards.

        Deferred tax assets, consisting primarily of the tax effect of net operating loss carryforwards, are offset with a valuation allowance because of the uncertainty of it being realizable.

        LOSS PER COMMON SHARE
        Basic and diluted loss per common share have been computed after deducting the dividend requirement of the Company's Series A, E, and G preferred stock from net loss. Basic loss per share is based on the weighted-average number of common shares outstanding during the year ended December 31, 2000, the six months ended December 31, 1999, the year ended June 30, 1999, and the six months ended December 31, 1998. Diluted loss per share is equal to the basic loss per share because the assumed conversion of the Series A, E, and G preferred stock and the assumed exercise of outstanding stock purchase warrants and options have not been included as the effect would be anti-dilutive. Treasury stock has been excluded from the loss per common share calculation.

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


        FOREIGN CURRENCY TRANSACTION
        Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary's foreign currency financial statements are shown as a component of shareholders' equity as accumulated other comprehensive income (loss). At December 31, 2000, such gains and losses were immaterial.

        IMPAIRMENT OF LONG-LIVED ASSETS
        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. For the year ended December 31, 2000, the Company incurred $251,913 for the impairment of goodwill.

        CONCENTRATION OF CREDIT RISK
        Financial instruments that potentially subject the Company to significant credit risks consist of cash and cash equivalents and accounts receivable. The Company places its cash with high-credit, quality financial institutions or in high-quality, short-term investments such as insured certificates of deposit. At times, the cash in any one bank may exceed the Federal Deposit Insurance Corporation's insured limit of $100,000. At December 31, 2000 and 1999, the Company had uninsured cash of $2,576,635 and $797,246, respectively. With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
        In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.


        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

        In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

        In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


NOTE 3 - ACQUISITION OF GROSSO-JACOBSON ENTERTAINMENT CORP.

        On January 19, 1999, the Company entered into an agreement to terminate all agreements and relationships between the Company and Grosso-Jacobson Entertainment Corporation, Grosso-Jacobson Productions, Inc., and Grosso-Jacobson Music Company, Inc. (collectively, the "G-J Companies"), except the Merger Agreement. In exchange for the Company investing $575,000 in a new company to be formed by the officers of the G-J Companies and the transfer of certain unproduced projects in development for a 15% profit participation, the officers agreed to terminate their employment agreement and return 1,666,667 shares of the Company's common stock. As of December 31, 2000, 994,952 shares of common stock were retired, and the remaining shares are being held in escrow.

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


        In addition, the Company issued 500,000 options to each of the two officers at an exercise price of $0.82 per share. In March 2000, 200,000 options in the aggregate were exercised by both officers for total consideration of $164,000. The remaining 400,000 options to each officer were exercisable and outstanding at December 31, 2000.


NOTE 4 - FILM COSTS

        Film costs as of December 31, 2000 and 1999 consisted of projects in development of $0 and $224,988, respectively. Write-offs of projects in development for the year ended December 31, 2000, the six months ended December 31, 1999, and the year ended June 30, 1999 aggregated to $224,988, $246,774, and $301,037, respectively.


NOTE 5 - FIXED ASSETS

        Fixed assets as of December 31 consisted of the following:

                                                                       2000          1999
                                                                 -------------   -------------
               Furniture and equipment                           $     265,970   $     255,944
               Computer equipment                                      971,302          77,784
               Equipment held under capital leases                      92,594          92,594
               Leasehold improvements                                   49,566           4,620
                                                                 -------------   -------------
                                                                     1,379,432         430,942
               Less accumulated deprecation and amortization           465,556         299,383
                                                                 -------------   -------------
                  TOTAL                                          $     913,876   $     131,559
                                                                 =============   =============

        Depreciation and amortization expense for the year ended December 31, 2000, and the six months ended December 31, 1999, and the year ended June 30, 1999 were $166,173, $48,881, and $103,981, respectively.


NOTE 6 - INVESTMENTS

        On February 24, 1999, the Company entered into an agreement to invest in a publicly held company and agreed to purchase 100,000 shares of restricted shares of the Company's common stock for $500,000. For no additional consideration, the Company was issued 100,000 warrants at an exercise price of $6 per share. The warrants shall only be exercisable at any time prior to March 1, 2001. The Company has booked this investment at fair market value, and the investment represents less than a 5% ownership in the investee. During the year ended December 31, 2000, the Company sold 43,000 shares and recorded a realized gain of $168,250. The Company had recorded an unrealized loss of $661,596, net of a reclassification, related to this investment at December 31, 2000.

        This investment is stated at cost or fair market value, which approximates its fair value as of December 31, 2000, and is classified as available-for-sale.


NOTE 7 - CONVERTIBLE DEBENTURES

        In August 1999, the Company entered into a $4,000,000 private placement agreement of 6% convertible debentures on a best effort basis, which is convertible into common stock. In connection with the agreement, the Company will issue Series A and B warrants. The Series A warrants can be converted into a maximum of 400,000 shares of common stock at an exercise price of $1.25625 per share. The Series B warrants can be converted into a maximum of 300,000 shares of common stock at an exercise price of $1.361 per share. The warrants will be sold in units. Each unit will consist of $10,000 of principal, 750 Series A warrants, and 750 Series B warrants. The Board of Directors has authorized the issuance and has reserved a maximum of 3,650,000 shares of common stock for the conversion of the debentures and a maximum of 700,000 shares of common stock upon the exercise of the warrants. To date, the Company has received $3,970,000. There are a total of 281,557 warrants outstanding as of December 31, 2000.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

        LEASES
        The Company's non-cancelable office leases provide for minimum annual base rents and payment of certain operating expenses. The leases expire through January 2005.


        At December 31, 2000, future minimum commitments under these obligations are as follows:

                Year Ending
               DECEMBER 31,
               ------------
                  2001                                  $     425,940
                  2002                                        421,440
                  2003                                        421,440
                  2004                                        421,440
                  2005                                        421,440
                                                        -------------
                      TOTAL                             $   2,111,700
                                                        =============

        Rent expense for the year ended December 31, 2000, the six months ended December 31, 1999, and the year ended June 30, 1999 was $299,424, $98,902, and $269,219, respectively.

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

        EMPLOYMENT AGREEMENTS
        The Company has entered into agreements for the services of certain of its key executives. These agreements expire through February 28, 2003 and provide for approximate aggregate annual payments of $677,000 and an annual auto allowance of $36,000. Certain of these agreements provide for payments by the Company in the event of death, disability, termination, or a change in control of the Company.

        CONSULTING AGREEMENT
        On January 14, 2000, the Company entered into a consulting agreement, which was later amended on March 16, 2000. The consultant will receive $280,000, payable in equal quarterly installments. The agreement expires on June 30, 2001. The Company also granted 75,000 options at an exercise price of $1.43, which vested immediately. No additional charge was recorded in connection with the issuance of the options.


        ALLIANCE AGREEMENT
        On October 23, 2000, the Company signed a definitive agreement establishing a three-year exclusive global strategic alliance with Knoll Risk Consulting Services, Inc. ("Knoll Risk"). Knoll Risk is a leading worldwide investigations and intelligence firm providing a full range of risk mitigation and asset protection services to over 25,000 clients. Knoll Risk has a global network of 60 offices in 19 countries. Under the terms of this alliance, the Company expects to shall Knoll Risk's offices throughout the world and provide enhanced Internet intelligence services to corporations, individuals, and governments using the Company's proprietary technology. The Company also plans to jointly develop an exclusive Internet-based product line designed specifically for the security market using the Company/Knoll Risk's brand name and integrating the Company's FIRST technology. In connection with this alliance, the Company granted to Knoll Risk warrants to purchase 1,750,000 shares of common stock at an exercise price ranging from $2.50 to $3 per share, of which warrants to purchase 350,000 shares vested immediately, and the balance will vest when Knoll Risk meets certain performance criteria based on introductions to potential clients.

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

        On April 15, 1999, a suit was filed against the Company alleging breach of contract with a financing company. The claim indicates failure to deliver Class B preferred stock per a Finders Fee Agreement entered into in July 1998. On February 24, 2000, the Company entered into a settlement agreement and has issued 30,000 shares of common stock valued at $71,400.


        In March 2000, the Company settled its litigation with an entertainment company. The Company believed that the entertainment company wrongfully terminated its contracts. The Company sought to recover commissions owed to MWI, and the Company received $300,000 in the final settlement.

        On January 19, 1999, a suit was filed by a former employee of MWI against the Company and the prior owners of MWI alleging part ownership of MWI prior to the merger with NC. On June 20, 2000, the Company entered into a settlement agreement and paid $240,000. The Company also reclaimed $37,500 from the owners.

        In February 2000, a suit was filed by a former lessor as default of the Company's previous lease. The Company entered into a settlement agreement and paid $45,000.

        In May 2000, a suit was filed against MWI for the default in payment of services rendered to the Company. On May 12, 2000, the Company entered into a settlement agreement and paid $40,784.

        In August 2000, a suit was filed against the Company alleging breach of contract with an investor. The claim states that the Company delayed a transfer of common stock issuance, which was financially harmful to the investor. In August 2000, the Company entered into a settlement agreement and issued 50,000 shares of common stock valued at $25,000.

        During the year ended December 31, 2000, the Company settled certain litigation for $33,920.

        OTHER LITIGATION
        In the normal course of its business, the Company is subject to various lawsuits and claims. The Company believes that the final outcomes of these matters, either individually or in the aggregate, will not have a material effect on its consolidated financial statements.


NOTE 9 - STOCKHOLDERS' DEFICIT

        On March 3, 2000, the Company entered into an equity securities purchase agreement with a financing company to purchase up to $34,000,000 of common stock directly and through warrants. Upon completion of the financing, the financing company would own 5,698,000 shares in the Company. In March 2000, the Company received $8,500,000 of this financing for the purchase of the initial 1,700,000 shares of common stock. The balance is due through the exercise of 3,498,000 warrants at exercise prices ranging from $6 to $9 per share for the Company's common stock, which expire in February 2005. As of December 31, 2000, 1,166,000 warrants were issued and outstanding.

        On March 3, 2000, the Company also granted common stock purchase warrants for the purchase of an aggregate of 500,000 shares of common stock, at an exercise price of $4.50 per share, to the placement agent involved with the offer and sale of common stock and common stock purchase warrants to the financing company. Of the warrants issued, 250,000 shares vest immediately, 83,333 shares become exercisable if the closing bid price per share of the Company's common stock equals or exceeds $8 for any period of 20 consecutive trading days, 83,333 shares become exercisable if the closing bid price per share of the common stock equals or exceeds $10 for any period of 20 consecutive trading days, and 83,334 shares become exercisable if the closing bid price per share of the common stock equals or exceeds $14 for any period of 20 consecutive trading days.

        On December 27, 2000, the Company amended the original agreement and repriced the warrants to an exercise price of $1. If, at any time after the statement effective date the per shared market value equals or exceeds the mandatory exercise prices, ranging from $2.125 to $3, for any period of 10 consecutive trading days, then the warrant holder will be required to exercise the warrant. The warrant will be exercised pursuant to each mandatory exercise on no later than the third business day following such mandatory exercise period. No additional charge was recorded in connection with the repricing.


NOTE 10 - PREFERRED STOCK

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


        PREFERRED STOCK, SERIES C
        The Company's preferred stock, Series C, has a par value of $0.001. There are 3,000,000 shares authorized and 400,000 shares issued and outstanding. The holders of the Series C preferred stock have no voting rights. Each share of Series C preferred is convertible at the option of its holders into one share of common stock at a price of $0.50 per share. The preferred stock is entitled to non-cumulative dividends of 8% per annum, but only after the Company has earnings in any fiscal year greater than $1,000,000. Since the earnings requirement has not been met, no dividends have been declared.

        During the year ended December 31, 2000, 2,100,000 shares of preferred Series C were converted into 2,100,000 shares of common stock.

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

        PREFERRED STOCK, SERIES E
        The Company's preferred stock, Series E has a par value of $0.001. There are 500,000 shares authorized and no shares issued and outstanding. The holders of the Series E preferred stock have no voting rights. The Series E preferred has a liquidation preference of $10 per share and cumulative dividends at the rate of 6% per annum, payable quarterly in arrears in cash or shares of common stock at the Company's option. The preferred stock is convertible into common stock at the option of the holders, fixed for the redemption of such shares into that number of shares of common stock which equals $10 per share of the preferred stock to be converted, plus accumulated and unpaid dividends thereon, divided by 82.5% of the average of the closing bid price per share of the common stock.

        On September 16 and November 22, 1999, the investor converted 225,000 shares of Series E preferred stock into 2,155,416 shares of common stock.


        PREFERRED STOCK, SERIES F
        The Company's preferred stock, Series F has a par value of $0.001. There are 550,000 shares authorized and 50,000 shares issued and outstanding. The holders of the Series F preferred stock have no voting rights. Each share of Series F preferred stock is convertible into one share of common stock upon payment of the conversion price. The conversion price is an amount equal to 125% of the fair market value of the Company's common stock on the date of issuance of the shares of Series F preferred. In February 2000, 225,000 shares of the preferred stock were converted into 225,000 shares of common stock for total consideration of $311,525.

        PREFERRED STOCK, SERIES G
        The Company's preferred stock, Series G has a par value of $1,000. There are 4,000 shares authorized and no shares issued and outstanding. The holders of the Series G preferred stock have no voting rights.

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

        During the year ended December 31, 2000, 2,935 shares of preferred Series G were converted into 2,336,329 shares of common stock. The preferred stock was originally issued in connection with convertible debentures (see Note 7).

        In accordance with FASB's Emerging Issues Task Force Topic No. D-60, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as dividends over the most beneficial conversion period using the effective interest method. Any unamortized beneficial conversion feature is recognized as retained earnings. The Company has recognized the beneficial conversion feature by recording $1,090,000 as a dividend, offset by additional paid-in capital.


NOTE 11 - STOCK OPTIONS AND WARRANTS

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

        If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for year ended December 31, 2000, the six months ended December 31, 1999, and the year ended June 30, 1999:

                                                                      For the
                                                      For the        Six Months       For the
                                                     Year Ended         Ended        Year Ended
                                                     December 31,    December 31,     June 30,
                                                           2000           1999          1999
                                                    -------------   -------------   -------------
               Net loss available for common
                 shareholders
                  As reported                       $(10,533,838)   $  (5,670,345)   $ (3,213,489)
                  Pro forma                         $(12,689,971)   $  (7,826,478)   $ (4,923,289)
               Basic loss and diluted per
                 common share
                  As reported                       $      (0.33)   $       (0.37)   $      (0.33)
                  Pro forma                         $      (0.39)   $       (0.51)   $      (0.51)

        These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2000, the six months ended December 31, 1999, and the year ended June 30, 1999: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 100%, 100%, and 100%, respectively; risk-free interest rates of 5.4%, 6.2%, and 5.5%, respectively; and expected lives of two, two, and two years, respectively.


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

        The following summarizes the stock option transactions under the Stock Option Plan:

                                                                            Weighted-
                                                                             Average
                                                             Number of      Exercise
                                                             SHARES           PRICE
                                                         -------------    ------------
               Balance, June 30, 1998                          287,028    $      14.79
                 Granted                                     3,593,370    $       1.19
                 Exercised                                    (773,370)   $       0.71
                 Expired                                      (585,416)   $       2.56
                                                         -------------
               Balance, June 30, 1999                        2,521,612    $       4.57
                 Granted                                     1,768,625    $       1.48
                 Exercised                                    (320,000)   $       0.76
                 Expired                                      (201,612)   $      14.79
                                                         -------------
               Balance, December 31, 1999                    3,768,625    $       1.28
                 Granted                                     2,592,704    $       2.38
                 Exercised                                  (1,730,000)   $       1.32
                 Expired                                    (1,151,750)   $       0.91
                                                         -------------
                  BALANCE, DECEMBER 31, 2000                 3,479,579    $       2.20
                                                         =============
                  EXERCISABLE, DECEMBER 31, 2000             2,819,864    $       1.79
                                                         =============

        The weighted-average remaining contractual life of the options outstanding is 3.51 years at December 31, 2000. The exercise prices for the options outstanding as of December 31, 2000 ranged from $0.38 to $11.97.


        The information relating to these options is as follows:

                                                       Weighted-       Weighted-        Weighted-
                                                        Average         Average         Average
                                                       Remaining        Exercise        Exercise
            Range of        Stock         Stock       Contractual         Price          Price
            Exercise       Options       Options    Life of Options    of Options      of Options
             PRICES      OUTSTANDING   EXERCISABLE    OUTSTANDING      OUTSTANDING    EXERCISABLE
         -------------   -----------   ------------ ---------------   ------------    -----------
         $ 0.38 - 1.00       998,800        966,741          3.86     $     0.86      $   0.87
         $ 1.01 - 5.00     2,200,900      1,723,539          3.86     $     2.38      $   2.38
         $5.01 - 11.97       279,879        129,584          3.80     $     7.25      $   7.00
                         -----------   ------------
                           3,479,579      2,819,864
                         ===========   ============


        During the year ended June 30, 1999, the Company issued options to purchase 253,370 shares of common stock. The options were exercised concurrently with their issuance in exchange for a subscription receivable of $136,969. During the six months ended December 31, 1999, the subscription receivable was forgiven due to the acquisition of Infolocity, Inc.

        WARRANTS - OTHER
        In addition to the 1,533,333 redeemable warrants exercisable at $5.25 per share of common stock issued in connection with the September 1996 public offering, there are 216,667 other outstanding warrants. As part of a June 1996 private placement of $500,000 aggregate principal amount of 10% promissory notes ("Bridge Notes"), 166,667 "Bridge Warrants" were issued. Upon repayment of the Bridge Notes in September 1996, the "Bridge Warrants" were automatically exchanged for 166,667 redeemable warrants exercisable at $5.25 per share. The Company has other existing warrants outstanding to purchase an aggregate of 50,000 shares of common stock at prices ranging from $21 to $24 per share. There were a total of approximately 1,916,667 warrants outstanding as of December 31, 2000 in relation to the public offering and private placement.


NOTE 12 - INCOME TAXES

        The provision for (benefit from) federal income taxes at statutory rates was computed as follows for year ended December 31, 2000, the six months ended December 31, 1999, and the year ended June 30, 1999:

                                                                     For the
                                                       For the      Six Months        For the
                                                      Year Ended      Ended          Year Ended
                                                     December 31,   December 31,      June 30,
                                                        2000            1999            1999
                                                     -------------  -------------   -----------
           Benefit from income taxes at statutory
                 34% rate                            $ (2,842,000)  $ (1,464,000)   $ (906,000)
               Tax effect (benefit) of
                 Change in valuation allowance          3,318,000      1,845,000     1,061,000
                 State income tax deduction, net of
                  federal benefit                        (476,000)      (381,000)     (155,000)

                          TOTAL                      $          -  $           -    $        -
                                                     ============  =============    ==========

        The Company's total deferred tax assets and deferred tax asset valuation allowance at December 31 were as follows:

                                                                       2000           1999
                                                                 --------------  -------------
               Deferred tax asset
                  Net operating loss carryforwards               $  12,132,000   $   8,813,000
               Valuation allowance                                 (12,132,000)     (8,813,000)
                                                                 -------------   -------------
                      NET DEFERRED TAX ASSETS                    $           -   $           -
                                                                 =============   =============


        As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $31,169,000 and $15,614,000, respectively, which expire through 2004 and 2016, respectively.

        Utilization of the net operating loss carryforwards in any one year may be limited by, among other things, alternative minimum tax rules and restrictions caused by changes in the Company's stock ownership (Internal Revenue Code Section 382). The 1996 ownership changes resulted in an annual Section 382 net operating loss limitation of approximately $945,700.


NOTE 13 - RELATED PARTY TRANSACTIONS

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

        During the year ended June 30, 1999, the Company issued a promissory note to the Loan-Out Company for the sum of $44,046, which represents amounts owed by the Company under its production agreement. The promissory note bears interest at the rate of 10% per annum and was due in December 1999. During the six months ended December 31, 2000, the due date of the note was extended to February 2000 and paid in full subsequent to the year ended December 31, 1999.

        During the year ended June 30, 1999, the Company entered into a Securities Purchase Agreement with the Loan-Out Company. The Loan-Out Company purchased 1,300,000 shares of Series C convertible preferred stock, par value $0.001 per share, for a purchase price of $0.001 per share.

        On January 7, 2000, the Company entered into two promissory notes with the Loan-Out Company for the principal sum of $2,450,000. The notes are in connection with the conversion of 1,300,000 shares of Series C Convertible Stock, as well as the exercise of the option to purchase 1,500,000 shares of the Company's common stock. Interest shall accrue at 5% per annum and shall be due and payable on or before December 31st of each year. All outstanding principal shall be due and payable on or before December 31, 2001.

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


        During the six months ended December 31, 1999, the consulting company converted 1,700,000 shares of the Company's Series C preferred stock into the same number of common stock shares at a conversion price of $0.50 per share. In connection with the conversion, a promissory note was issued for the principal sum of $598,800, of which $200,000 was paid in February 2000. Interest accrues at 5% per annum and is due and payable on or before December 31, 2002. The Company further issued 70,000 shares of common stock valued at $133,700 for services rendered.

        The Company receives financial consulting services from a member of the Board of Directors. During the six months ended December 31, 1999 and the year ended June 30, 1999, the Company paid $35,000 and $81,000, respectively, for consulting services. In addition, during the six months ended December 31, 1999, the Company issued 50,000 options at an exercise price of $1. During the year ended June 30, 1999, the Company issued 300,000 and 25,000 options at an exercise price of $0.82 and $2.35, respectively. All options are exercisable and outstanding at December 31, 2000. For the year ended December 31, 2000, the consultant was an employee of the Company.

        During the year ended June 30, 1999, the Company granted 50,000 options to a former executive at an exercise price of $1.75 per share. These options are exercisable and outstanding at December 31, 2000.

        During the year ended June 30, 1999, the Company granted 150,000 options to another former executive at an exercise price of $1.50 per share. These options are exercisable and outstanding at December 31, 2000.

        During the year ended June 30, 1999, the Company granted 25,000 and 500,000 options to a director of the Company at exercise prices of $2.35 and $1.35, respectively. These options are exercisable and outstanding at December 31, 2000.

        During the six months ended December 31, 1999, the Company issued 128,709 shares of common stock valued at $261,278 for consulting services to a relative of an officer of the Company.

        Related party amounts due for the year ended June 30, 1999 aggregated to $69,046. These amounts due were non-interest-bearing and were payable on December 31, 2000. The loans were due to two officers of the Company, of which $25,000 was paid in July 1999, and the remaining balance of $44,046 was paid as of December 31, 2000.


        On January 19, 2000, the Company entered into three promissory note agreements with a former officer of the Company for a total of $1,050,000. The notes are in connection with a Stock Purchase Agreement for the exercise of the option to purchase 600,000 shares of the Company's common stock at $1.75 per share. Interest shall accrue at 5% per annum and shall be due and payable at the same time as principal payments on or before December 31, 2001, 2002, and 2003 per promissory note.

        On March 2, 2000, the Company entered into a promissory agreement with another officer of the Company for the principal sum of $161,500, of which $61,500 was paid in March 2000. The note is in connection with the issuance of common stock for the exercise of the option to purchase 175,000 shares of common stock at $0.92 per share. Interest shall accrue at 5% per annum and shall be due and payable on or before February 28th of each year. All outstanding principal shall be due and payable on or before February 28, 2002.

        During the year ended December 31, 2000, the Company purchased approximately $599,000 of marketing communications services from a company owned partially by the wife of an officer.


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

                                                              YEAR  ENDED  DECEMBER  31, 2000
                                                     -----------------------------------------
                                                          INTERNET   DISTRIBUTION      TOTAL
                                                     -------------  -------------  -----------
               Revenues                              $  1,347,303   $    317,922   $ 1,665,225
               Segment loss                          $ (8,033,864)  $   (326,261)  $(8,360,125)
               Total assets                          $  4,168,396   $    801,230   $ 4,969,626
               Depreciation and amortization         $    157,643   $      8,530   $   166,173



                                                         SIX MONTHS  ENDED  DECEMBER 31, 1999
                                                     -----------------------------------------
                                                          INTERNET   DISTRIBUTION      TOTAL
                                                     -------------  -------------  -----------
               Revenues                              $    155,466   $    187,519   $   342,985
               Segment loss                          $   (712,769)  $ (4,011,813)  $(4,724,582)
               Total assets                          $  1,434,898   $  2,704,911   $ 4,139,809
               Depreciation and amortization         $     14,080   $     34,801   $    48,881



                                                            YEAR  ENDED  JUNE  30, 1999
                                                     --------------------------------------------
                                                         INTERNET    DISTRIBUTION       TOTAL
                                                     ------------   --------------  -------------
               Revenues                              $    55,235    $   2,936,718   $  2,991,953
               Segment loss                          $   (57,187)   $  (2,665,052)  $ (2,722,239)
               Total assets                          $   413,976    $   4,040,644   $  4,454,620
               Depreciation and amortization         $     1,626    $     102,355   $    103,981


NOTE 15 - MAJOR CUSTOMERS

        For the year ended December 31, 2000, the Company had sales to one customer (the "Customer") representing 15% of total revenues. For the six months ended December 31, 1999, the Company had sales to the Customer representing 10% of total revenues. For the year ended June 30, 1999, the Company had sales to the Customer representing 77% of total revenues.

        As of December 31, 2000, 17% of the Company's accounts receivable was from the Customer. As of December 31, 1999, 1% of the Company's accounts receivable was from the Customer.


NOTE 16 - FOURTH QUARTER ADJUSTMENTS

        An adjustment to additional paid-in capital of $1,090,000 was made to record dividends on Series G preferred stock, representing a beneficial conversion feature.

        An adjustment to goodwill of $251,913 was made to record a loss on impairment.


NOTE 17 - SUBSEQUENT EVENTS

        MINDFULEYE.COM, INC.
        On February 28, 2001, the Company entered into a formal letter of intent to acquire MindfulEye.com, Inc., a subscription-based Internet monitoring company that automatically alerts inventors in real time to online news, rumors, information, and changes in public sentiment about companies in which they have interest. The closing of the proposed stock offer is subject to reciprocal due diligence, applicable corporate approvals, and the successful negotiation and execution of a definitive merger agreement.

        Under the terms of the letter of intent, the Company has agreed to purchase all of the outstanding stock of MindfulEye.com, Inc. for $4,000,000. The purchase price is to be paid in shares of the Company's stock.


        FINANCING AGREEMENT
        On February 28, 2001, the Company entered into a financing agreement for a loan of $2,000,000, which the Company can draw as needed. The loan is for a maximum of one year with interest at 10% per annum. The financing company will receive 5% of the amount of the loan in warrants.

        The financing company further agreed to enter into an equity credit line arrangement to register $10,000,000 of stock in a shelf registration. Upon registration of the shares, the Company will have the ability to draw on this line by issuing registered stock in exchange for funds.

