Form 10QSB
period 2001-03-31
NETCURRENTS INC/
filed 2001-05-15
CIK 854937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR QUARTER ENDED MARCH 31, 2001

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

                                  Yes  X      No__

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value 31,853,485 shares as of April 30, 2001

                                NETCURRENTS, INC.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          NUMBER
PART I  FINANCIAL INFORMATION

   ITEM 1.  Financial Information

       Consolidated Balance Sheets as of March 31, 2001 (unaudited)
       and December 31, 2000..................................................3

       Consolidated Statements of Operations For the
       Three Months Ended March 31, 2001 and 2000 (unaudited).................5

       Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 2001 and 2000 (unaudited) ........7

       Notes to Consolidated Financial Statements.............................9

   ITEM 2.  Management's Discussion and Analysis or Plan of Operation........10



PART II OTHER INFORMATION ...................................................26

   ITEM 1.  Legal Proceedings ...............................................26

   ITEM 2.  Changes In Securities And Use Of Proceeds .......................27

   ITEM 3.  Defaults Upon Senior Securities .................................27

   ITEM 4.  Submission Of Matters To A Vote Of Security Holders .............27

   ITEM 5.  Other Information ...............................................27

   ITEM 6.  Exhibits And Reports On Form 8-K And Form 8-K/A .................27

                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
-------------------------------------------------------------------------------

                                     ASSETS
                                                                    March 31,     December 31,
                                                                      2001            2000
                                                                -------------     ------------
                                                                  (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                  $    448,835      $ 2,754,487
     Accounts receivable, net of allowance for doubtful
         accounts of nil and nil                                     440,848          544,869
     Note receivable                                                 250,000                -
     Prepaid assets                                                  183,271          158,356
                                                                -------------     ------------
              Total current assets                                 1,322,954        3,457,712

FIXED ASSETS, net                                                    976,302          913,876
GOODWILL, less accumulated amortization & write-off of
     $548,695 and $486,195                                           437,500          500,000
INVESTMENTS                                                          138,000           43,500
OTHER ASSETS                                                          39,665           54,538
                                                                -------------     ------------
                  TOTAL ASSETS                                  $  2,914,421      $ 4,969,626
                                                                =============     ============

                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
-------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                           March 31,      December 31,
                                                                             2001             2000
                                                                          ------------    ------------
                                                                          (UNAUDITED)
CURRENT LIABILITIES
     Current portion of capital lease obligation                          $     45,910    $          -
     Accounts payable and accrued expenses                                     885,555       1,030,934
     Dividends payable                                                         343,663         237,413
                                                                          -------------   -------------
         Total current liabilities                                           1,275,128       1,268,347

CAPITAL LEASE OBLIGATION, net of current portion                                45,046               -
                                                                          -------------   -------------
              Total liabilities                                              1,320,174       1,268,347
                                                                          -------------   -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, Series A, C, D, E, and F, $0.001 par value
         5,400,000 shares authorized
         1,500,000 and 1,500,000 shares issued and outstanding                   1,400           1,500
     Preferred stock, Series G, $1,000 par value
         4,000 shares authorized
         no shares issued and outstanding                                            -               -
     Common stock, $0.001 par value
         50,000,000 shares authorized
         30,973,378 and 32,998,073 shares issued and outstanding                30,974          32,998
     Treasury stock, at cost
         93,536 shares                                                      (1,010,192)     (1,010,192)
     Subscription receivable                                                (4,282,914)     (4,223,284)
     Additional paid-in capital                                             48,534,155      48,532,031
     Accumulated other comprehensive loss                                     (316,313)       (410,813)
     Accumulated deficit                                                   (41,362,863)    (39,220,961)
                                                                          -------------   -------------
              Total shareholders' equity                                     1,594,247       3,701,279
                                                                          -------------   -------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  2,914,421    $  4,969,626
                                                                          =============   =============

                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------

                                                    For the Three Months Ended
                                                             March 31,
                                                  --------------------------------
                                                       2001              2000
                                                  ---------------   --------------
                                                   (unaudited)      (unaudited)
REVENUES                                                $457,055         $267,417
                                                  ---------------   --------------
SELLING GENERAL AND ADMINISTRATIVE
Salaries and Benefits                                  1,400,325          814,675
Selling and Marketing Expenses                            58,511          745,555
Professional Fees                                        229,366          242,317
Consulting Fees                                          141,267          208,413
Occupancy Costs                                           95,765           47,467
General and administrative expenses                      535,463          416,435
                                                  ---------------   --------------
                                                       2,460,697        2,474,862

LOSS FROM OPERATIONS                                  (2,003,642)      (2,207,445)
                                                  ---------------   --------------
OTHER INCOME (EXPENSE)
   Interest and dividend income                           75,417           70,819
   Interest and financing expense                         (2,625)          (6,661)
   Write-off of notes receivable and
        other assets                                     (24,982)         (55,405)
   Amortization of goodwill                              (62,500)         (22,500)
   Settlement expense                                          -          (71,400)
   Gain (loss) on sale of investment                     (20,395)         168,250
   Other income                                            3,074            5,958
                                                  ---------------   --------------
         Total other income (expense)                    (32,010)          89,061
                                                  ---------------   --------------

                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------

                                                    For the Three Months Ended
                                                             March 31,
                                                  --------------------------------
                                                       2001              2000
                                                  --------------   ---------------
                                                   (unaudited)      (unaudited)
LOSS BEFORE PROVISION FOR INCOME TAXES               (2,035,652)     (2,118,384)

PROVISION FOR INCOME TAXES                                    -          (9,750)
                                                  --------------  --------------
NET LOSS                                           $ (2,035,652)    $(2,128,134)

DIVIDEND REQUIREMENT OF SERIES A PREFERRED STOCK       (106,250)       (106,250)

DIVIDEND REQUIREMENT OF SERIES G PREFERRED STOCK              -         (22,250)
                                                  --------------  --------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS               (2,141,902)     (2,256,634)

UNREALIZED GAIN (LOSS) ON INVESTMENT                    (94,500)        199,672
                                                  --------------  --------------

COMPREHENSIVE LOSS APPLICABLE TO COMMON
   SHAREHOLDERS                                    $ (2,236,402)   $ (2,056,962)
                                                  ==============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE            $      (0.07)      $   (0.07)
                                                  ==============   =============
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
         OUTSTANDING                                 31,242,099      30,596,005
                                                  ==============   =============

                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------

                                                                For the                For the
                                                             Three Months           Three Months
                                                                 Ended                  Ended
                                                               March 31,              March 31,
                                                                 2001                   2000
                                                            ---------------        --------------
                                                              (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                    $  (2,035,652)         $  (2,128,134)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization of fixed assets               92,756                 24,976
       Amortization of goodwill                                    62,500                 22,500
       Interest from subscription receivable                      (59,630)               (53,662)
       Write-off of notes receivable and other assets              24,982                 55,405
       Issuance of common stock for services                            -                 71,400
       Gain on sale of investments                                                      (168,250)
   (Increase) decrease in
     Accounts receivable                                           79,039                243,263
     Other assets and prepaid expenses                            (10,042)                28,212
     Prepaid advertising expenses                                       -                583,392
   Increase (decrease) in
     Accounts payable and accrued expenses                       (145,379)              (184,168)
     Deferred revenue                                                   -                (61,030)
                                                            --------------         --------------
Net cash used in operating activities                          (1,991,426)            (1,566,096)
                                                            --------------         --------------

                                             NETCURRENTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------

                                                                For the                For the
                                                             Three Months           Three Months
                                                                 Ended                  Ended
                                                               March 31,              March 31,
                                                                 2001                   2000
                                                            ---------------        --------------
                                                              (unaudited)            (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures on fixed assets                        $    (57,082)           $    (78,969)
Increase in subscriptions receivable                                   -                 (50,000)
Note receivable                                                 (250,000)                      -
Proceeds from sale of investments                                      -                 383,125
                                                           --------------          --------------
Net cash provided by (used in) investing activities              307,082)                254,156
                                                           --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties                            -                 (44,046)
Payments on capital lease obligation                              (7,144)                 (4,320)
Proceeds from issuance of preferred stock                              -                 311,525
Proceeds from issuance of common stock, net of
   offering costs                                                      -               8,501,241
Proceeds from convertible debentures, net of
  offering costs                                                       -               1,098,000
                                                           --------------          --------------
Net cash provided by (used in )financing activities               (7,144)              9,862,400
                                                           --------------          --------------
Net increase (decrease) in cash and cash equivalents          (2,305,652)              8,550,460
                                                           --------------          --------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 2,754,487                 798,855
                                                           --------------          --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    448,835            $  9,349,315
                                                           ==============          ==============

(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of NetCurrents, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)      GOODWILL

         Goodwill was recorded in connection with the acquisition of MWI Distribution, Inc. in July 1998 and is currently being amortized over a period of two years.

(3)      NOTE RECEIVABLE

         On February 21, 2001, we entered into a bridge loan agreement with MindfulEye.com, Inc. Under the terms of the letter of intent, we agreed to provide them with advances totaling $375,000 prior to the closing of the acquisition, of which $250,000 was funded by March 31, 2001. Interest on advances accrues at 10% per annum and will be paid in a single installment on the earlier of (i) August 21, 2001 (ii) the closing of the acquisition of MindfulEye.com, Inc. (iii) or the closing of any funding of MindfulEye.com, Inc. if our acquisition does not close. If we acquire MindfulEye.com, Inc., the principal and accrued interest shall be deemed paid as of the closing date of the acquisition. These advances have been secured by a pledge of all of the assets of MindfulEye.com, Inc. and its subsidiary.

(4)      MINDFULEYE, INC.

         On February 28, 2001, we entered into a letter of intent to acquire MindfulEye, Inc., a subscription-based Internet monitoring company that automatically alerts investors in real time to online news, rumors, information, and changes in the public sentiment about companies in which they have interest. The closing of the proposed acquisition is subject to satisfaction of due diligence, applicable corporate approvals, the negotiation and execution of a definitive merger agreement and other customary closing conditions.

         Under the terms of the letter of intent, we have agreed to purchase all of the outstanding stock of MindfulEye, Inc. in exchange for shares of our common stock with an aggregate fair market value equal to $4,000,000.

(5)      SUBSEQUENT EVENTS

         In April 2001, we issued 240,292 shares of our common stock with a fair market value of $106,250 in payment of the required quarterly dividend on the Series A Preferred Stock.

         On April 13, 2001, we entered into a consulting agreement under which the consultant received 2,000,000 options, which vested immediately and were exercised in full as of May 7, 2001.

(6)      LOSS PER SHARE

         Loss per share for the three months ended March 31, 2001, has been computed after deducting the dividend requirements of the Series A Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the period ended on March 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933 with respect to our operations that are subject to certain risks and factors which could cause our future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict, "believe" "project" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations with respect to, among other things: integration of NetCurrents Services Corporation, which we refer to as NC Services into NetCurrents, Inc., execution of business plans, completion of strategic alliances, the ability to work effectively with our alliance partners:
Burrelle's Information Services, Inc., Thomson Financial Carson, Kroll Risk Consulting Services, Bowdens Media Monitoring Limited, Webmind, Datalink.net, and demand for PR Manager, SMARTWATCH, NetDetect, AgencyFacts, CyberTalk, CyberWatch, CyberPerceptions and the other premium products and services, the ability to continue to develop new products and services, the ability to attract skilled personnel to meet our targets in the business plans, expected capital expenditures, anticipated business and economic conditions and trends affecting our financial condition and our business and strategies. Readers are cautioned not to put undue reliance on these forward-looking statements. With respect to the NC Services business, these forward-looking statements involve risks and uncertainties, including the intensity of competition from other technology companies, the ability of NC Services to meet its staffing requirements, the ability of NC Services to execute its business plans and the status of our future liquidity. Readers are further cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB for the year ended December 31, 2000 as well as the information set forth below. We do not ordinarily make projections of our future operating results and we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

         In fiscal 2000, our first year of operations in the Internet business, we believe we created the critical components necessary for long-term success and profitability: a strong management team, an international sales organization, a product development and technology group comprised of experienced personnel, key leveraged sales channel relationships and technology alliances.

         In our first year transitioning into our new business sector, we made product and technology modifications as our markets, clients and global economic conditions experienced significant changes. As the focus of our clients moved from the financial markets to optimization of performance and enhancing competitive capabilities, we began to create new products which were tailored to assisting them to more effectively compete in the changing global economic environment.

         While we continue to provide financial message board information as part of our premium CyberPerceptions modules and more specifically as part of our security based services with Kroll Risk Consulting Services, we also have begun to focus on providing a broad range of business intelligence, competitive intelligence, perception, and demographic data derived from an ever increasing, vast universe of sites. During Fiscal 2001, we plan to release several new products that we expect will be critical tools for all of our target clients. Launched on May 1, 2001, PR Manager is the first of these new products.

         We faced a number of challenges in the fourth quarter of Fiscal 2000. In the fourth quarter of Fiscal 2000, an internal review of the readiness of WebClipper 2.0 and PR Manager uncovered technical issues which needed to be addressed before PR Manager could be launched. Realizing the importance of addressing these issues quickly, we augmented our in-house technical team with subject matter experts to facilitate a rapid assessment and cure. This process was successfully completed for both PRManager and WebClipper 2.0, now called PressClipper, on April 30, 2001. Since one of the CyberPerceptions modules is PressClipper, the delay in its release, coupled with the decline of the stock market and accompanying financial misfortune of a number of our clients, led to lower Internet revenues from direct sales during the first quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000.

         We believe we have corrected the technology problems associated with Webclipper 2.0, now PressClipper, and PR Manager. We currently are providing product trials to a broad range of PR firms. In addition, certain of our clients and strategic partners are evaluating our Digital Tracking product, which we license from Cobion, and we are receiving strong indications of interest for this product. The release of the CyberPerceptions upgrade is currently on schedule for June 2001 and we expect that our planned merger with MindfulEye.com will provide us with significant additional technical strength. Assuming this transaction is completed, it will provide us with our own state-of-the-art artificial intelligence solution thereby eliminating the need and costs associated with licensing of similar technology. As well, we will inherit a suite of infrastructure tools that we plan to license to a wide range of prospective clients.

PRODUCT LAUNCHES

         On March 6, 2001, we entered into a strategic technology partnership with Cobion, the recognized world leader in providing global solutions for brand, copyright and identity protection. Cobion's technology is unrivaled at visually finding corporate brands, logos, marks and symbols in websites, irrespective of their size, placement, and the native language of the site. Using Cobion's technology, we launched our co-branded Digital Tracking product in April 2001, and received strong indications of interest from our alliance partners and existing clients. We anticipate Digital Tracking will begin to generate sales over the course of the year.

         On April 30, 2001, we completed the redevelopment of WebClipper 2.0, now renamed PressClipper. PressClipper includes the following features among others: coverage of more than 2,500 online publications, selected web site pages, COMTEX news feed integration to capture press releases upon distribution, elimination of duplicate articles, advanced archive search capability, daily client reporting and an e-mail alert capability, all in an easy-to-use interface. We expect that PressClipper will be sold as a stand-alone product as well as forming part of PR Manager.

RESOURCE ALLOCATION

         We have taken steps to enhance efficiency and refocus resources. We redeployed our resources in order to ensure that we are able to complete the enhancement of our existing products as well as finalize the development of new products. We reduced the size of our sales force and targeted the remaining sales personnel on the sale of both direct and channel sales until we completed the CyberPerceptions upgrades planned for June 2001. We also have made and continue to make significant additions to our technology department and plan to significantly increase its size over the balance of 2001. We also are evaluating a number of strategic technology acquisitions for 2001 that we expect will further enhance our technology and development capabilities.

MINDFULEYE.COM

         On February 28, 2001, we entered into a letter of intent to acquire MindfulEye.com, Inc., a subscription-based Internet monitoring company that automatically alerts investors in real time to online news, rumors, information and changes in public sentiment about companies in which they have interests. Under the terms of the letter of intent, we have agreed to purchase all of the outstanding stock of MindfulEye.com, Inc. in exchange for shares of our common stock with an aggregate value equal to $4,000,000. The closing of the acquisition is subject to, among other customary closing conditions, reciprocal due diligence, applicable corporate and regulatory approvals and the negotiation and execution of a definitive merger agreement. Founded in 1999, Vancouver-based MindfulEye.com has created a new class of artificial intelligence (AI) technology that can read and understand language in real-time on the Internet. Called LEXANT(TM), this patent-pending technology utilizes natural language processing, neural networks and a lexicon of thousands of rules of grammar to determine the true meaning of words in context. In July 2000, MindfulEye.com filed a patent application with the United States Patent Office that covers MindfulEye.com's artificial intelligence-based technology that uses advanced ranking algorithms and natural language processing to analyze textual content in real-time as it occurs on the Internet. MindfulEye.com has applied LEXANT(TM) to develop a suite of products that monitor, analyze and rank Internet content in real time according to sentiment, then further gauge the "mood" score to interpret the qualitative aspects of what's being said online. Currently, MindfulEye.com monitors all major financial discussions on the Internet, and processes more than half a million individual mentions each day.

PATENT - NOTICE OF ALLOWANCE

         On May 7, 2001, we received a Notice of Allowance from the United States Patent and Trademark Office with respect to its patent application entitled, "APPARATUS AND METHOD OF IMPLEMENTING FAST INTERNET REAL-TIME SEARCH TECHNOLOGY (FIRST)." A patent is expected to be issued in the second quarter of 2001. The allowed patent application is the first in a series of patent applications related to our unique Fast Internet Real-Time Search Technology (FIRST). We have filed additional patent applications relating to various software applications and uses of the proprietary technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 (Fiscal 2001) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000 (Fiscal 2000)

         Revenues for Fiscal March 31, 2001 were $457,055, comprised of $379,120 for our Internet division and $77,935 for our Entertainment division. Our Internet revenues represent an increase of 98% from the same period in 2000. Revenues for Fiscal 2000 were $267,417 and consisted of sales of $191,669 attributable to our Internet division and $75,748 attributable to our Entertainment division.

         Selling, general and administrative expenses were $2,460,697 for Fiscal 2001 as compared to $2,474,862 for Fiscal 2000. Salaries and Benefits for Fiscal 2001 were $1,400,325 compared to $814,675 in Fiscal 2000. The major changes in cost were as follows: Technology and Product Development increased by 270%, Client Operations increased by 155%, Sales salaries and commissions increased by 63% and San Francisco management and administrative wages decreased by 42%. These increases are primarily attributable to our efforts to address our technology needs through the use of added internal and independent personnel, organize and implement client support capabilities for the release of PR Manager and other toolset based products and refocus our sales capabilities.

         Sales and marketing expenses were $58,511 for Fiscal 2001 and $745,555 in Fiscal 2000. These expenses were significantly higher in Fiscal 2000 because we incurred initial launch and marketing costs in that period. Current marketing expenditures are focused on specific target markets.

         Professional fees were $229,366 for Fiscal 2001 and $242,317 for Fiscal 2000. Of this amount, 63 % related to litigation in Fiscal 2001 and 22% related to litigation in Fiscal 2000. As well, 34 % related to audit, NASD and SEC filings in Fiscal 2001 and 38% in Fiscal 2000. In Fiscal 2000, 23% related to the acquisition of Infolocity and financing matters.

         Consulting fees decreased to $141,267 for Fiscal 2001 from $208,413 in Fiscal 2000 as some of these fees related to our funding efforts in Fiscal 2000.

         Occupancy costs increased to $95,765 in Fiscal 2001 from $47,467 in Fiscal 2000 as the size of our San Francisco operations grew and a small sales office was opened in Toronto. The increase is primarily due to an increase in rent of 125% in Fiscal 2001 associated with our San Francisco operations.

         General and Administrative costs were $535,463 in Fiscal 2001 and $416,435 in Fiscal 2000. The major components of these costs for Fiscal 2001 were: travel 36 %, and depreciation 17%. For Fiscal 2000, these costs were: travel 30%, and depreciation 6%.

         The net comprehensive loss applicable to common shareholders was $2,236,402 and $2,056,962 for the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, having spent a year building client relationships, alliances and NSC infrastructure, we required additional resources to roll out our new products, complete the enhancements to our existing products, continue development of future products and continue to execute our business plan, reach profitability and increase our presence in the Internet industry.

         Net cash provided by (used in) operating activities for the Fiscal 2001 was ($1,991,426) and for the Fiscal 2000 was ($1,566,096). Net cash provided by (used in) investing activities during Fiscal 2001 was ($307,082) and during Fiscal 2000 was $254,156. Net cash provided by (used in) financing activities during Fiscal 2001 was ($7,144) and during Fiscal 2000 was $9,862,400.

         Our total cash and cash equivalent balance at March 31, 2001 was $448,835 as compared to December 31, 2000 which was $2,754,487.

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

         On May 9, 2001, we entered into an agreement under which we may sell $2.0 million of convertible preferred stock on an as needed basis. The investor will receive 10% of the amount of the proceeds in warrants to purchase our common stock at an exercise price equal to the fair market value of our common stock on the date we sell the preferred stock. The investor may convert the preferred shares into shares of our common stock at a conversion price equal to 90% of the average closing price of our common stock during the five trading days prior to the date of the notice of the conversion. The investor will receive an origination fee equal to 5% of the proceeds of the sale for arranging the financing. The investor will also provide us with an Equity Credit Line under which we will be able to draw down a minimum of $100,000 per month based upon a predetermined formula. The maximum amount we may draw down under this Equity Credit Line is $10,000,000. At such time as we draw down on the Equity Credit Line, we will issue to the investor shares with a market value, based on the fair market value of our common stock on the date of notice of draw down, equal to one hundred seven and one-half percent of the amount of the draw. With each draw under the Equity Line, we will grant to the investor warrants to purchase that number of shares of our common stock equal to 10% of the number of shares issued in connection with that draw at an exercise price equal to 110% of the closing bid price of our common stock on the day we receive the funds. An Equity Credit Line fee of 3% of the amount of each draw will also be payable.

         The financing commitment we received on May 9, 2001 replaces the financing commitment received on February 28, 2001, which was terminated by the parties thereto.

         We believe that cash flow from operations, cash on hand as well as the financing commitment we received on May 9, 2001, should be sufficient to fund our operations and service our debt through fiscal 2001. However, there are a number of factors that could change our anticipated needs, and could require that we raise additional financing.

RISKS RELATED TO OUR BUSINESS

         IF WE ARE NOT ABLE TO OBTAIN ADDITIONAL CAPITAL, WE MAY SUBSTANTIALLY REDUCE OUR OPERATIONS AND MAY NOT BE ABLE TO EXECUTE ON OUR BUSINESS PLAN.

         We experienced significant operating losses in the fiscal year ended December 31, 2000 and we expect that these losses will continue through the second quarter of fiscal 2001. Our cash and short-term investment balances have continued to decline since December 31, 2000 and we expect to experience further declining balances until we either obtain additional capital or our accounts receivable and other collections exceed our cash outflows. On May 9, 2001, we entered into an investment agreement under which we may sell $2.0 million of convertible preferred stock on an as needed basis. We actively continue to pursue additional equity or debt financings but to date have not received any other funding commitments. We intend to improve liquidity by enhancing the efficiency of our operations, the continued monitoring and reduction of administrative costs and through sales of existing products including PR Manager and our Digital Trademark Product, new products released in April 2001. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If the investor fails to fund the remaining amount of the $2.0 million commitment or we are unable to obtain other financing on terms acceptable to us, or at all, or if we are not able immediately to recognize significant revenue from sales of our new products, we may not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

         We have a history of revenues and losses as follows:

         The Company has a history of revenues and losses as follows:

                                                    Revenues          Losses
                                                 -------------     ------------
          Year ended June 30, 1999               $  2,991,953      $  2,722,239
          Six months ended December 31, 1999     $    342,985      $  4,724,582
          Year ended December 31, 2000           $  1,665,225      $  8,360,125
          Three months ended March 31, 2001      $   457,055       $  2,035,652

(without giving effect to the payment in 1997, 1998, 1999 and 2000 of dividends of $425,000 annually, and $212,500 for the six months ended December 31, 1999 on the Series A Preferred Stock and a payment in 1999 of dividends of $66,250 on the Series E Preferred Stock). Because a substantial portion of our expenses are fixed, achieving profitability depends upon our ability to generate and sustain substantially higher revenues. We cannot assure you that we will be able to do so and consequently we may experience additional losses in fiscal 2001.

         Our new business strategy, including our investment and acquisition activities, requires substantial working capital. We spent substantial funds in our acquisition of NetCurrents Services Corporation and since the acquisition have spent a significant amount of money developing our technology and bringing products to market. We expect to continue to spend significant amounts developing new products and enhancements to existing products, in our related marketing efforts and in expanding our existing management team with additional experienced Internet personnel. We estimate that, as of March 31, 2001, our cash commitments for the next twelve months will be approximately $1,072,440; a significant portion of this amount is allocated to the business of NSC.

         We incur expenses associated with general and administrative costs including:

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

         In addition, while we attempt to accurately forecast our capital requirements, we cannot anticipate all of our future capital needs. We need to obtain additional funds to continue our product development efforts and otherwise to execute our business plan. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Any new securities may have rights, preferences, and privileges senior to those of our common stock. If we do not obtain sufficient funds to further develop and market our products, or to enhance our management team, we may not successfully penetrate our Internet market sectors, establish any brand recognition or successfully grow our business, all of which may adversely affect our sales, revenues and overall financial condition.

UNANTICIPATED TECHNOLOGICAL PROBLEMS MAY AFFECT OUR ABILITY TO MEET OUR RELEASE AND DELIVERY SCHEDULES AND ADVERSELY AFFECT OUR OVERALL FINANCIAL CONDITION.

         During fiscal 2000, we launched several new products. In addition, we plan to release additional new products and enhancements to our existing products in fiscal 2001. All of our products undergo thorough quality assurance testing prior to release. We have experienced delays in bringing our products to market due to unanticipated technological issues. While we believe we have resolved these issues, we cannot anticipate all of the technological and other issues that may arise in connection with our planned product enhancements and future product development. We may be unable to meet delivery commitments if technological or other development issues arise in connection with our continued product development and enhancement. Our reputation may suffer if we fail to meet our release and delivery schedules or if our products upon release do not perform as expected. Consequently, it may become more difficult forming strategic alliances with distribution and other partners, and our results of operations and financial condition could be materially and adversely affected.

OUR PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

         Our ability to enter into the online commerce market, establish brand recognition and compete effectively depend upon many factors, including broad commercial acceptance of our products. The success of our products will depend in large part on the breadth of the information these products capture and the timeliness of delivery of that information to the client. The commercial success of or products also depends upon the quality and acceptance of other competing products, in-house capabilities of our clients to perform the same or similar functions as do our products, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. We cannot assure you that our new products will achieve significant market acceptance or will generate significant revenue. If the marketplace does not broadly accept our products, our results of operations and financial condition could be materially and adversely affected.

FUTURE ACQUISITIONS INVOLVE RISKS FOR US.

         We evaluate future acquisitions of complementary product lines and businesses as part of our business strategy. On February 28, 2001, we entered into a letter of intent to acquire MindfulEye.com, Inc., the developer of Lexant(TM), an artificial intelligence technology that can read and understand material as it appears on the Internet. Closing of the MindfulEye acquisition is subject to reciprocal due diligence, applicable corporate and regulatory approvals and the negotiation and execution of definitive documents, among other customary closing conditions. The MindfulEye acquisition and any other acquisitions may result in dilutive issuances of equity securities, the use of our cash resources, the incurrence of additional debt and increased goodwill, intangible assets, and amortization expense, which could negatively impact our profitability. In addition, acquisitions involve numerous risks, including difficulties in the integration of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience, and the potential loss of key employees of the acquired company.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE AND ARE UNPREDICTABLE. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK AND REDEEMABLE WARRANTS MAY DECLINE SIGNIFICANTLY.

         Our limited operating history in the Internet and online commerce industries makes it difficult to forecast accurately our revenues, operating expenses and operating results. As a result, we may be unable to adjust our spending in these areas in a timely manner to compensate for any unexpected revenue shortfall. Consequently, we may not satisfy the expectations of analysts or investors which may cause our stock price to decline. Investors may not be able to resell their shares of our common stock at or above the cost of their purchase prices.

BECAUSE OF THE LIMITED BARRIERS TO ENTRY IN THE INTERNET COMPETITION IN THESE MARKETS IS INTENSE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS THAT ENTER THESE MARKETS, OUR REVENUES AND OPERATING RESULTS COULD BE IMPAIRED.

         The Internet markets are new, rapidly evolving and intensely competitive, and we expect that competition could further intensify in the future. Barriers to entry are limited, and current and new competitors can launch web sites and other similar businesses at a relatively low cost. Many of our current and potential competitors have significantly greater financial, marketing, and other resources than us. Increased competition may result in reduced operating margins, additional barriers to our entry into the Internet and online commerce fields and to establishing brand recognition, and loss of market share.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

         As of May 15, 2001, we have granted options and warrants to purchase a total of 8,996,502 shares of common stock that have not been exercised. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, we may not be able to obtain additional equity capital on acceptable terms, since the holders of the outstanding options and warrants may exercise those securities at a time when we may be able to obtain such capital on better terms than those in the options and warrants.

THE CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

         As of May 15, 2001, we have issued and outstanding 1,000,000 shares of our Series A Preferred Stock, 400,000 shares of our Series C Preferred Stock, 50,000 shares of our Series D Preferred Stock and 50,000 shares of our Series F Preferred Stock. At our option, we can pay the dividends on our Series A Preferred Stock in cash or in shares of common stock. We are required to pay dividends on our Series C Preferred Stock if we have net income in excess of $1,000,000 in the applicable fiscal year. We are not required to pay dividends on the Series D and Series F Preferred Stock. We have not yet paid dividends on the Series A Preferred Stock for the periods ended December 31, 2000 and March 31, 2001. No dividends are currently due on the Series C Preferred Stock.

         Holders of shares of our convertible preferred stock may convert their shares into shares of our common stock at any time in the future. To the extent all of the shares of our outstanding convertible preferred stock are converted into shares of our common stock, our common stockholders' interests will be diluted. Since these shares of common stock will be registered for resale in the marketplace, future offers to sell these shares could potentially depress the price of our common stock. In the future, this could make it difficult for us or our stockholders to sell the common stock. Also, we may have problems obtaining additional equity capital on acceptable terms, since we can expect the holders of our convertible preferred stock to convert their shares into common stock at a time when we would be able to obtain any needed capital on more favorable terms than those of the convertible preferred stock.

STOCK PRICES OF INTERNET-RELATED COMPANIES HAVE FLUCTUATED WIDELY IN RECENT MONTHS AND THE TRADING PRICE OF OUR COMMON STOCK AND REDEEMABLE WARRANTS IS LIKELY TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

         The trading price of our common stock and redeemable warrants is volatile and could fluctuate widely in response to factors including the following, some of which are beyond our control:

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

     o    future sales of our common stock; and

     o    acceptance by the market of our acquisitions.

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

         Our Certificate of Incorporation permits our Board of Directors to issue up to 20,000,000 shares of "blank check" Preferred Stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. We have issued and outstanding 1,000,000 shares of Series A Preferred Stock, 400,000 shares of Series C Preferred Stock, 50,000 shares of our Series D Preferred Stock and 50,000 shares of Series F Preferred Stock. If we issue additional shares of preferred stock with voting and conversion rights, the rights of our common stockholders could be adversely affected by, among other things, the loss of their voting control to others. Any additional issuances could also delay, defer or prevent a change in our control, even if these actions would benefit our stockholders.

         Additionally, provisions of Delaware law and our Certificate of Incorporation could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK. WE PAY ANNUAL CASH OR STOCK DIVIDENDS ON CERTAIN SERIES OF OUR PREFERRED STOCK.

         We have never paid cash dividends on our common stock and we do not expect to pay these dividends in the foreseeable future. Holders of our Series A Preferred Stock are entitled to annual dividends of 8 1/2% (aggregating $425,000 annually, in cash or stock at our option, assuming no conversion). Holders of our Series C Preferred Stock are entitled to dividends of 8% annually, so long as we have net income in excess of $1,000,000 in the applicable fiscal year. We pay these dividends, if any, quarterly, in cash or in shares of our common stock. For the foreseeable future, we anticipate that we will retain all of our cash resources and earnings, if any, for the operation and expansion of our business, except to the extent required to satisfy our obligations under the terms of the Series A Preferred Stock and Series C Preferred Stock.

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL.

         If our stockholders or we sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants or upon the conversion of shares of our convertible preferred stock) in the public market, the market price of our common stock could fall. As of May 15, 2001, we had outstanding 33,853,485 shares of our common stock. The unregistered shares of common stock and the shares of common stock held by our officers and directors are "restricted" securities, as that term is defined by Rule 144 under the Securities Act. In the future, these restricted securities may be sold only in compliance with Rule 144 or if they are registered under the Securities Act or under an exemption. Generally, under Rule 144, each person who holds restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of our then-outstanding shares of common stock, or the average weekly volume of trading of our common stock as reported during the preceding four calendar weeks. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years can sell such shares under Rule 144 without regard to any of the limitations described above. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

         In addition, as of May 15, 2001, holders of options and warrants may acquire approximately 8,996,502 shares of common stock and holders of shares of our Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series F Preferred Stock may acquire shares of common stock at various conversion rates. This figure consists of 3,479,579 options held by our employees at exercise prices ranging from $0.38 to $3.03. This figure also represents 1,866,667 warrants exercisable at $5.25 (the warrant holder must tender three warrants and $5.25 for one share of our common stock), which expire in September 2001, and 3,498,000 warrants held by one investor exercisable at $1, which expire in March 2005.

WE MAY BE EXPOSED TO CONTINGENT LIABILITY ARISING FROM OUR FAILURE TO MAINTAIN AN EFFECTIVE REGISTRATION STATEMENT COVERING OUR REDEEMABLE WARRANTS AND UNDERLYING COMMON STOCK.

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

         We do not believe that the warrant holders, or any warrant holder, would be successful in this claim in light of the fact that no warrant holder complied with the contractual obligations to exercise their redeemable warrants and no warrant holder ever indicated to us or our transfer agent a desire to exercise his or her warrants.

         Our failure to maintain an effective registration statement covering the exercise of the warrants also may constitute a violation of Section 5 of the Securities Act of 1933. A violation of Section 5 of the Securities Act may give a warrant holder who exercised warrants the right for some period of time up to one year, to demand rescission of that exercise in which event the warrant holder would be required to return to us the shares of common stock acquired upon exercise and we would return to the warrant holder the warrants tendered and the cash exercise price previously paid. Rescission would result in no proceeds to us from the warrant offering and no damages to us except for minimal transactional costs associated with the rescission.

         As of the date of this registration statement, we are not aware of any claims for damage or rescission.

WE MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET IF WE DO NOT MEET THE CONTINUED LISTING REQUIREMENTS.

         On December 27, 2000, we were notified by The Nasdaq Stock Market that we did not meet the minimum bid price requirement of the continued listing requirements of the Nasdaq Small Capital Market and that we had 90 calendar days, or until March 27, 2001, to regain compliance. On March 28, 2001, we were notified that we had not demonstrated compliance within the 90 day period, and that we would be delisted from The Nasdaq Small Cap Market on April 5, 2001, unless we appealed the determination. On April 4, 2001, we appealed the determination and requested an oral hearing. A hearing date has been set for May 17, 2001. The hearing request stays the delisting of our common stock pending a decision by a Nasdaq Listing Qualifications Panel. In order to continue to be listed on Nasdaq, we must meet the following requirements:

     o    minimum bid price of $1.00;

     o net tangible assets of at least $2,000,000, or a market capitalization of $35,000,000 or $500,000 in net income for two of the last three years;

     o    two market makers;

     o    300 stockholders;

     o at least 500,000 shares in the public float or a minimum market value for the public float of $1,000,000; and

     o    compliance with certain corporate governance standards.

If we are delisted from The Nasdaq Small Capital Market, we anticipate that we would apply for our common stock to trade on the Over The Counter Bulletin Board. If we are delisted, it may be more difficult to raise additional debt or equity financing and an investor likely would find it more difficult to sell or obtain quotations as to the price of our common stock and/or redeemable warrants.


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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits.

                   None

              (b)  Reports on Form 8-K

                   Current Report on Form 8-K filed March 7, 2001, Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NetCurrents, Inc.
                                             (Registrant)


Dated:  May 15, 2001                         /S/ IRWIN MEYER
                                             --------------------------
                                             Irwin Meyer
                                             Chief Executive Officer


Dated:  May 15, 2001                         /S/ MICHAEL ISCOVE
                                             --------------------------
                                             Michael Iscove
                                             Chief Financial Officer