Form 10QSB
period 2001-06-30
NETCURRENTS INC/
filed 2001-08-20
CIK 854937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         FOR QUARTER ENDED JUNE 30, 2001

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

       Common Stock, $.001 par value 33,610,279 shares as of July 31, 2001

                                NETCURRENTS, INC.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER
PART I     FINANCIAL INFORMATION

      ITEM 1.  Financial Information

         Consolidated Balance Sheet as of June 30, 2001
         and December 31, 2000................................................3

         Consolidated Statements of Operations For The
         Three Months Ended June 30, 2001 and 2000
         and for the Six Months Ended June 30, 2001 and 2000..................5

         Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2001
         and June 30, 2000....................................................7

         Notes to Consolidated Financial Statements...........................9

      ITEM 2.  Management's Discussion and Analysis or Plan of Operation......11



PART II    OTHER INFORMATION .................................................30

      ITEM 1.  Legal Proceedings .............................................30

      ITEM 2.  Changes In Securities And Use Of Proceeds .....................31

      ITEM 3.  Defaults Upon Senior Securities ...............................31

      ITEM 4.  Submission Of Matters To A Vote Of Security Holders ...........31

      ITEM 5.  Other Information .............................................31

      ITEM 6.  Exhibits And Reports On Form 8-K And Form 8-K/A ...............31

                                                            NETCURRENTS, INC. AND SUBSIDIARIES
                                                                   CONSOLIDATED BALANCE SHEETS
                                     JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
----------------------------------------------------------------------------------------------
                                     ASSETS
                                                                     June 30,     December 31,
                                                                       2001            2000
                                                                 -------------    ------------
                                                                 (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                    $      46,889    $  2,754,487
    Accounts receivable, net of allowance for doubtful
        accounts of nil and nil                                        263,695         544,869
    Note receivable                                                    464,886               -
    Prepaid assets                                                     112,200         158,356
                                                                 -------------    ------------

           Total current assets                                        887,670       3,457,712

FIXED ASSETS, at cost, net                                             943,005         913,876
GOODWILL, less accumulated amortization and write-off
    of $611,195 and $486,195                                           375,000         500,000
INVESTMENTS                                                             38,000          43,500
OTHER ASSETS                                                            34,864          54,538
                                                                 -------------    ------------
               TOTAL ASSETS                                      $   2,278,539    $  4,969,626
                                                                 =============    ============

                                                            NETCURRENTS, INC. AND SUBSIDIARIES
                                                                   CONSOLIDATED BALANCE SHEETS
                                     JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
----------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                    June 30,      December 31,
                                                                       2001            2000
                                                                 -------------    ------------
                                                                 (UNAUDITED)
CURRENT LIABILITIES
    Accounts payable and accrued expenses                        $   1,456,548    $  1,030,934
    Dividends payable                                                  343,663         237,413
    Current portion of accrued settlement                              190,000               -
    Current portion of capital lease obligation                         48,007               -
    Note payable                                                       250,000               -
                                                                 -------------    ------------
        Total current liabilities                                    2,288,218       2,041,669

Accrued settlement, net of current portion                              64,000
Capital Lease Obligation, net of current portion                        32,229               -
                                                                 -------------    ------------
           Total liabilities                                         2,384,447       2,041,669
                                                                 -------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, Series A, C, D, E, and F, $0.001 par
        value 5,400,000 shares authorized
        1,100,000 and 2,625,000 shares issued and outstanding            1,400           1,500
    Preferred stock, Series G, $0.001 par value
        4,000 shares authorized
        30 and 1,875 shares issued and outstanding                           -               -
    Common stock, $0.001 par value
        50,000,000 shares authorized
        33,313,670 and 32,998,073 shares issued and outstanding         33,314          32,998
    Treasury stock, at cost
        93,536 shares                                               (1,010,192)     (1,010,192)
    Subscription receivable                                         (4,503,303)     (4,223,284)
    Additional paid-in capital                                      49,116,815      48,532,031
    Accumulated other comprehensive income                            (308,688)       (410,813)
    Accumulated deficit                                            (43,435,254)    (39,220,961)
                                                                 -------------    ------------
           Total shareholders' equity                                 (105,908)      3,701,279
                                                                 --------------   ------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   2,278,539    $  4,969,626
                                                                 =============    ============

                                                                        NETCURRENTS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                               AND 2000 (UNAUDITED) AND FOR THE SIX MONTHS
                                                                  ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                           For the Three Months Ended         For the Six Months Ended
                                                    June 30,                          June 30,
                                         -------------------------------    ------------------------------
                                              2001            2000              2001            2000
                                         ---------------  --------------    --------------  --------------
                                          (unaudited)      (unaudited)       (unaudited)     (unaudited)
REVENUES                                     $  285,942      $  345,363        $  742,997      $  612,780
                                         ---------------  --------------    --------------  --------------
SELLING GENERAL AND ADMINISTRATIVE

Salaries and Benefits                         1,086,034         939,108         2,486,359       1,755,602
Selling and Marketing Expenses                   58,973         364,581           117,484       1,137,202
Professional Fees                               196,302         268,569           425,668         523,834
Consulting Fees                                 340,989         225,933           482,256         434,345
Occupancy Costs                                  89,753          69,297           185,518         111,216
General and administrative expenses             278,682         338,478           814,145         718,629
                                         ---------------  --------------    --------------  --------------
                                              2,050,733       2,205,966         4,511,430       4,680,828

LOSS FROM OPERATIONS                         (1,764,791)     (1,860,603)       (3,768,433)     (4,068,048)
                                         ---------------  --------------    --------------  --------------
OTHER INCOME (EXPENSE)
   Interest and dividend income                  70,329         157,775           145,746         228,594
   Interest and financing expense                (3,933)           (400)           (6,558)         (7,061)
   Write-off of notes receivable and
        other assets                            (38,792)              -           (63,774)        (55,405)
   Amortization of goodwill                     (62,500)        (22,500)         (125,000)        (45,000)
   Settlement expense                          (254,000)        (95,000)         (254,000)       (166,400)
   Gain on sale of investment                      (280)              -           (20,675)        168,250
   Other income (expense)                       (18,421)            317           (15,349)          6,275
                                         ---------------  --------------    --------------  --------------
        Total other income (expense)           (307,597)         40,192          (339,610)        129,253
                                         ---------------  --------------    --------------  --------------

                                                                         NETCURRENTS, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                                AND 2000 (UNAUDITED) AND FOR THE SIX MONTHS
                                                                   ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                            For the Three Months Ended        For the Six Months Ended
                                                     June 30,                         June 30,
                                          -------------------------------   -------------------------------
                                                 2001           2000              2001            2000
                                          ---------------  --------------   ---------------  --------------
                                             (unaudited)     (unaudited)      (unaudited)     (unaudited)
LOSS BEFORE PROVISION FOR INCOME TAXES        (2,072,388)     (1,820,411)       (4,108,043)     (3,938,795)

PROVISION FOR INCOME TAXES                             -          (2,405)                -         (12,155)
                                          ---------------  --------------   ---------------  --------------
NET LOSS                                   $  (2,072,388)   $ (1,822,816)    $  (4,108,043)   $ (3,950,950)

DIVIDEND REQUIREMENT OF SERIES A
  PREFERRED STOCK                               (106,250)       (106,250)         (212,500)       (212,500)
DIVIDEND REQUIREMENT OF SERIES E
  PREFERRED STOCK                                      -               -                 -               -
DIVIDEND REQUIREMENT OF SERIES G
  PREFERRED STOCK                                (24,663)              -           (24,663)        (22,250)
                                          ---------------  --------------   ---------------  --------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS        (2,203,301)     (1,929,066)       (4,345,206)   $ (4,185,700)

UNREALIZED GAIN ON INVESTMENT                          -         487,273            94,500         317,163
                                          ---------------  --------------   ---------------  --------------
COMPREHENSIVE LOSS APPLICABLE TO
   COMMON SHAREHOLDERS                     $  (2,203,301)   $ (1,441,793)    $  (4,250,706)   $ (3,868,537)
                                          ===============  ==============   ===============  ==============
BASIC AND DILUTED LOSS PER COMMON SHARE    $       (0.07)   $      (0.05)    $       (0.13)   $      (0.13)
                                          ===============  ==============   ===============  ==============
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
        OUTSTANDING                           32,528,786      31,886,783        31,849,385      29,859,961
                                          ===============  ==============   ===============  ==============

                                                          NETCURRENTS, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                            For the                For the
                                                          Six Months             Six Months
                                                             Ended                  Ended
                                                           June 30,               June 30,
                                                             2001                   2000
                                                        -------------           -------------
                                                          (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $ (4,108,043)           $ (3,950,950)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization of fixed assets          186,902                  74,936
      Amortization of goodwill                               125,000                  45,000
      Write-off of notes receivable and other assets          63,774                  55,405
      Issuance of common stock for services                   50,000                  71,400
      Interest from subscription receivable                 (120,019)               (109,769)
      Gain on sale of investments                                  -                (168,250)
  (Increase) decrease in
    Accounts receivable                                      217,400                 (69,692)
    Other assets and prepaid expenses                         65,830                      47
    Prepaid advertising expense                                    -                 583,392
  Increase (decrease) in
    Accounts payable and accrued expenses                    425,614                (328,001)
    Deferred revenue                                               -                 (63,025)
    Accrued settlement                                       254,000                (270,669)
                                                        -------------           -------------
Net cash used in operating activities                     (2,839,542)             (3,859,507)
                                                        -------------           -------------

                                                                  NETCURRENTS, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                            For the                For the
                                                          Six Months             Six Months
                                                             Ended                  Ended
                                                           June 30,               June 30,
                                                             2001                   2000
                                                        -------------           -------------
                                                          (unaudited)            (unaudited)
  CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures on fixed assets                  $   (117,931)           $   (343,119)
  Additions to film costs                                          -                       2
  Purchase of investments                                          -                (169,316)
  Increase in subscriptions receivable                             -                 200,000
  Increase in note receivable                               (464,886)                      -
  Proceeds from sale of investments                          107,625                 383,125
                                                        -------------           -------------

Net cash provided by (used in) investing activities         (475,192)                 70,692
                                                        -------------           -------------

  CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on notes payable                                        -                 (44,046)
  Borrowings from notes payable - related parties            250,000                       -
  Payments on capital lease obligation                       (17,864)                 (4,320)
  Proceeds from issuance of preferred stock                        -                 311,525
  Proceeds from issuance of common stock                     400,000               8,723,305
  Offering costs                                             (25,000)                      -
  Proceeds from convertible debentures, net of
    offering costs                                                 -               1,098,000
                                                        -------------           -------------

Net cash provided by financing activities                    607,136              10,084,464
                                                        -------------           -------------

Net increase (decrease) in cash and cash equivalents      (2,707,598)              6,295,649
                                                        -------------           -------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             2,754,487                 798,855
                                                        -------------           -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $     46,889            $  7,094,504
                                                        =============           =============

(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of NetCurrents, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the six months ended December 31, 2000.

(2)     GOING CONCERN

        The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Company's low stock price, a financing source with whom the Company had an investment agreement to sell up to $2.0 million in Preferred Stock, declined to complete the financing after having purchased $400,000 of Preferred Stock and giving the Company a secured loan for $250,000 during the three months ended June 30, 2001. As a result, the Company is seeking additional financing to meet existing debt obligations and to fund operations. Our ability to operate as a going concern is dependent on our ability to successfully obtain the additional financing.

(3)     GOODWILL

        Goodwill was recorded in connection with the acquisition of MWI Distribution, Inc. in July 1998 and is being amortized over a period of two years.

(4)     MINDFULEYE, INC.

        On February 28, 2001, we entered into a letter of intent to acquire MindfulEye, Inc., a subscription-based Internet monitoring company that automatically alerts investors in real time to online news, rumors, information, and changes in the public sentiment about companies in which they have interest. On July 24, 2001, the discussions to acquire the company were discontinued due to the market conditions and the low stock price of our stock at that time. Although we entered into a license agreement with MindfulEye, the agreement was rescinded due to the financial issues facing both companies.

        On February 21, 2001, we entered into a bridge loan agreement with MindfulEye Inc, which was later amended as of June 2001. Under the amended terms of the bridge loan, we agreed to provide them with advances totaling $455,000 prior to the closing of the acquisition, all of which was funded by June 30, 2001. Interest on the advances accrues at 10% per annum and will be paid in a single installment on the earlier of (i) October 31, 2001 (ii) the closing of the acquisition of MindfulEye, Inc. (iii) or the closing of any funding MindfulEye, Inc. if our acquisition does not close. If we acquire MindfulEye, Inc., the principal and accrued interest shall be deemed paid as of the closing date of the acquisition. These advances have been secured by a pledge of all of the assets of MindfulEye, Inc. and its subsidiary.

(5)     DIVIDENDS ON PREFERRED STOCK

        During the six months ended June 30, 2001, the Company issued 240,292 shares of its Common Stock at a market value to pay a required $106,250 quarterly dividend ending September 30, 2000 on the Series A Preferred Stock.

(6)     AGREEMENTS

        On February 7, 2001, we entered into a marketing agreement for a term of twelve months under which the marketing firm received 100,000 shares of the Company's common stock on May 10, 2001, valued at $40,000. The marketing firm also received 150,000 options exercisable at $1.50, $2.00 and $2.50, valued at $10,000. The options vest immediately and expire 24 months from the date the registration statement registering the shares underlying the option is deemed effective.

        On April 13, 2001, we entered into a consulting agreement under which the consultant received 2,000,000 options, valued at $160,000. The options vested immediately and were exercised as of May 7, 2001, creating a promissory note for $160,000. Interest shall accrue at an annual interest rate of five percent per annum and shall be due on or before June 30, 2002. At any time prior to the due date, the promissory note may be paid in cash and/or tendering 400,000 shares of NetCurrents' common stock. Subsequent to June 30, 2001, the Company received 250,000 shares of the Company's commons stock as partial repayment of the promissory note.

(7)     NOTE PAYABLE

        In May 2001, we received a loan from a financing company totaling $250,000. The terms of the loan have yet to be finalized.

(8)     SHAREHOLDERS' DEFICIT

        In May 2001, we received proceeds totaling $400,000, net of offering costs, from a financing company, for which the terms of the offering have yet to be finalized.

(9)     SETTLEMENT AGREEMENT

        On May 31, 2001, we entered into a settlement agreement with a former management employee whereby we agree to pay $254,000 without interest as follows: (i) $25,000 on or before July 1, 2001 (ii) $15,000, on or before the first day of each month commencing on

August 1, 2001, and continuing until such time as the total sum is paid in full. As of the date of this filing, the payments set out above have not been made.

        If prior to the time the total sum has been paid in full, the Company actually receives from a third party investor an amount of not less than $1,500,000 in cash, the Company shall pay to the former employee, the lesser of the balance of the total sum still unpaid or $50,000. Such amount shall be payable within five days from the receipt of the financing, then the payments above shall be increased to $20,000 per month commencing on the date when the next monthly payment would otherwise be due, until the total sum is paid in full.

(10)    LOSS PER SHARE

        Loss per share for the three and six months ended June 30, 2001, has been computed after deducting the dividend requirements of the Series A and Series G Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ended on June 30, 2001.

(11)    SUBSEQUENT EVENTS

        DIVIDEND PAYMENT

        In July 2001, we issued 296,609 shares of our common stock with a fair market value of $106,250 in payment of the required quarterly dividend on the Series A Preferred Stock for the quarter ended December 31, 2000.

        LEASES

       The Company is in arrears on two non-cancelable office leases that provide for minimum annual base rents and payment of certain operating expenses. One lease expires in May 2005 and the other in January 2002. As a result, the landlord has drawn down on one letter of credit with a financial institution for $86,000. In addition, total future minimum commitments under this obligation as of June 30, 2001 amount to $419,000. The Company is currently in negotiations with the landlords to sublease the facilities.

        STOCKHOLDER APPROVALS

Effective August 15, 2001, the stockholders approved our Company's name change to NetCurrents Information Services, Inc. We also received approval to increase the aggregate number of shares of common stock authorized for issuance from 50,000,000 shares to 100,000,000 shares. In addition, our 2001 Stock Incentive Plan was approved.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the

Securities Act of 1933 with respect to our operations that are subject to various risks and factors which could cause our future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict, "believe" "project" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations with respect to, among other things: the operations of NetCurrents Services Corporation, which we refer to as NC Services, execution of business plans, completion of strategic alliances, the ability to work effectively with our alliance partners, demand for our products and services, the ability to continue to develop new products and services, the ability to attract skilled personnel to meet our target in our business plan, expected capital expenditures, anticipated business and economic conditions and trends affecting our financial condition and our business and strategies. We caution you not to put undue reliance on these forward-looking statements. We further caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB for the year ended December 31, 2000 as well as the information set forth below. We do not ordinarily make projections of our future operating results and we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Since our last 10Q, the economy has continued to slow down and the stock markets, in particular Nasdaq, have been volatile and weak. The investor who provided the financing commitment at the time of our last 10Q has failed to continue to fund our operations in accordance with the agreement, as specified. As a result, we have redirected our business and engaged in a complete restructuring and significant cost cutting. We are now exploring new distribution and licensing alliances for our core technology and existing products, particularly PR Manager. The remainder of this report will provide additional details as to our plans and where we see new business opportunities.

PATENT GRANT

On July 10, 2001, a patent (US# 6,260,041 B1) was granted on our FIRST technology, which is the core of our search technology. The patent is very broad and relates to the use and application of our technology for monitoring the Internet and delivering specific information to our clients. We have additional patent applications pending in an effort to create a multi-layer protection strategy for our technology. If granted, these patents would afford us further patent protection, which we believe will assist us in becoming a leader in providing up-to-the-minute real-time monitoring and online analysis of Internet message activity.

NASDAQ AND FINANCIAL DEVELOPMENTS

On July 16, 2001, the Nasdaq Listing Panel notified us that it decided to de-list our stock from the Nasdaq Small Cap Market effective July 17, 2001. The reasons stated were failure to meet the minimum bid price and net tangible asset requirements of the Marketplace rules. Our stock began trading on the OTC Bulletin Board on July 17, 2001.

Although we are actively negotiating with several investment groups who have informed us that they are prepared to fund a Bulletin Board company, until a financing is concluded, we cannot assure you that we will be able to secure the amount of funds needed to continue operations or execute on our business plan. We have a current, immediate need for capital in order to meet our existing debt obligations and pay our day-to-day expenses. The recent de-listing of our common stock from the Nasdaq Small Cap Market and its current price significantly impairs our ability to raise additional capital. If we are unable to secure financing in a timely manner, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

As a result of the de-listing and the current stock price, the Target Growth Fund, or TGF, with whom we had an investment agreement to sell up to $2.0 million in Preferred Stock, declined to complete the financing after having purchased $400,000 of Preferred Stock and giving the Company a secured loan for $250,000. TGF has, however, indicated its desire to proceed with a $10 million equity line of credit, should we care to proceed. Since draw downs under this financing would be based in part on the price and trading volume of our common stock we would not be able to use the equity line until our price and volume increases. We are, however, still considering the TGF proposal, along with the proposals from other investment groups.

INTEGRATION AND DEVELOPMENT OF THE INFOLOCITY BUSINESS

The last 18 months, since we acquired Infolocity, has been a time of both success and disappointment. When we acquired this small, privately owned company, it was engaged in the business of monitoring the Internet, primarily for fraud and misinformation, for a small group of public companies. During the year 2000, we built its small client base into one that generated Internet related revenues of approximately $1.3 million for the year ended December 31, 2000. With the rapid downturn of the stock market, starting in the early spring of 2000, the stock prices of many of our clients tumbled. Trillions of dollars of market cap were lost in the technology sector and the ability of many public companies to raise capital was severely curtailed. Many of our clients were fighting for survival. Some went bankrupt. With others, budgets were cut. We considered the possibility that we were at the beginning of a protracted decline in revenue and an extended accounts receivable collection cycle.

With the symptoms of global economic problems growing early in 2001, we anticipated the need for capital to compensate for a shortage of cash generation from operations, we entered into the agreement on February 28, 2001, with TGF. As earlier noted, after funding $400,000 of its $2 million preferred share commitment, TGF ceased funding our needs in accordance with the agreement as specified. These changes led to a need to restructure and redirect the business.

In an effort to improve cash flow and revenues during the first half of 2001, we accelerated the development of our flagship automated product, PR Manager, that incorporated both the AgencyFacts and WebClipper (now called PressClipper) modules into one package for the investor relations, public relations advertising and marketing communities. This new product went beyond the identification of purely financial information with its capability to assess consumer opinions of products and services of both our clients and their competitors. We originally anticipated a release date in the fall of 2000. Due to technical delays, we released the product into beta test at the end of April 2001. Many potential clients who expected delivery earlier were disappointed. We released the product for trial to more than 40 public relations firms in mid May of 2001 and continued to make further revisions to the feature set and capabilities based on their comments through June 2001. Provided that we are able to continue to use Webmind or MindfulEye's artificial intelligence, we believe the product is currently marketable in its present Version 1 format and we have initiated a sales program designed to license PR Manager to as many public relations firms as we can, while actively negotiating with large, independent corporations to take over the product sales for us and pay us a license fee per client.

MINDFULEYE ACQUISITION

As announced on July 24, 2001, we discontinued our acquisition negotiations with MindfulEye. Our termination of these discussions was a function of several factors: our declining stock price, the limited number of common shares available for issuance to the stockholders of MindfulEye and our inability to complete a financing. Instead, we plan to integrate MindfulEye's patent pending LEXANT artificial intelligence technology into PR Manager and other Netcurrents products. Although we entered into a license agreement with MindfulEye in June, 2001, the agreement was rescinded due to the financial issues facing both companies. Should we conclude a revised agreement we would discontinue our relationship with Webmind, our current AI supplier. We also plan to establish a strategic alliance with MindfulEye under which we will represent MindfulEye in the sale of its SURVEILLANCE technology to the financial industry and jointly develop platform technology systems for our corporate clients' sales team. We anticipate these sales will be made primarily through outside third parties rather than through a direct sales force, as a further measure to minimize operating costs.

Over the past few months we advanced funds to MindfulEye secured by a first lien on their LEXANT technology. Should MindfulEye be unable to deliver and service its LEXANT technology, we would continue using WebMind's AI. Should we decide to proceed with another AI technology, from another company, it could take as long as six months during product integration. As a protective measure, we are currently investigating other companies with similar artificial intelligence technology should MindfulEye discontinue operations.

REVISED STRATEGIC PLAN

We recently decided to fundamentally redirect the manner in which we do business in order to enhance our opportunities for success. We carefully analyzed all of the critical elements of our business from technology development to sales methodology. We believe that if we are able to expediently complete a bridge financing of at least $1 million dollars, and if MindfulEye is able to continue to operate, our strategic alliance with them could result in numerous benefits including: reduced costs of technology and product development in Vancouver, lower overhead costs, low cost access to the west coast market and the ability to add the MindfulEye technology infrastructure to those products sold through our alliance partners. A key component of our revised approach includes extending our revenue focus beyond the Internet and utilizing FIRST and LEXANT to retrieve and analyze unstructured information from other types of databases. Under this new plan, we intend to continue to offer our PR Manager and AgencyFacts products as well as developing further spin off products for specific vertical markets. We expect that this plan would enable us to expand our potential market to include companies worldwide that need to retrieve and analyze unstructured information whether from the Internet or from their own internal databases.

Our plan, subject to concluding a definitive agreement with MindfulEye, can be summed up as follows.

     o LICENSING TECHNOLOGY. Using LEXANT, and FIRST, we plan to offer companies access to technology that will not only retrieve the unstructured information they want, in real time, from public or internal sources, but also analyze the retrieved text to assess its meaning, sentiment, and relevance. These companies may license the individual technologies or license the entire integrated platform of FIRST, LEXANT, and a relational database for use with the Internet and/or internal data sources.

     o LICENSING ACCESS TO INTERNET PLATFORM. Customers will be able to license access to the integrated platform hosted by NetCurrents that constantly scans and analyzes the Internet for information relevant to the client. The customer can interface an existing application to this platform through a data stream or a query interface.

     o DEVELOPMENT OF PRIVATE LABEL WEB APPLICATIONS USING THE INTEGRATED PLATFORM. New end user web applications can be rapidly developed for individual clients leveraging the capabilities of the integrated platform. PRManager is an example of such an application.

OPERATIONAL DEVELOPMENTS

The result of our revised strategic plan has been a complete reorganization of our company and a restructuring of our sales and marketing programs. The changing economic environment and opportunities for expansion into retrieval and analysis of unstructured information have led us to institute the following changes to our overall corporate strategy:

     o We eliminated our in-house sales force and plan to sell our technology through partner relationships.

     o We reduced our technology department to a minimum number of people in Burlingame and are planning to outsource part of the technology operations to MindfulEye in Vancouver, subject to their ability to continue to deliver and service their technology. We expect that this will allow us to continue our technology enhancements and development at significantly lower costs as a result of both the Canadian foreign currency advantage and lower costs of personnel in the area. We closed our Burlingame office and plan to sub-lease the space to recover costs.

     o We are redirecting our primary focus from a product and service oriented company to a platform technology company that does not require unrecoverable upfront application development costs. We believe that by licensing our software and embedding it into existing programs, our cost of operations will decrease significantly, our market potential will be larger, and our profit margins will increase.

     o We have reduced our overhead, and reduced our total monthly burn rate by approximately 60% since June 2000.

STRATEGIC PARTNERS

        HILL & KNOWLTON

Hill & Knowlton, one of the largest public relations firms in the world, representing more than 300 of the Fortune global 500 companies, was the first to order PR Manager. The confidence expressed by Hill & Knowlton in our technology is very encouraging. We are informed by representatives of Hill & Knowlton that the current launch for PR Manager is scheduled for September. We have been working closely with Hill & Knowlton and are anxiously awaiting the rollout of R Manager to their clients.

        KROLL RISK CONSULTING SERVICES

We continue to service Kroll's crisis management clients on an "as needed" basis. We are disappointed with the adoption rate of our monitoring products by their case managers and we are currently discussing with them a restructuring of our approach in an effort to serve a greater number of their domestic cases. We hope to do this through the development of a uniform program and pricing structure for their case managers. We also are discussing with Kroll the development of a customized desktop application built on top of our integrated Internet platform that will allow Kroll to specifically identify information for their clients and eliminate the need to retain us to analyze each account's information and submit reports to them.

        BURRELLES INFORMATION SERVICES

When we began working with Burrelles, we agreed to develop a co-branded product based on their specifications. Burrelles was not satisfied with the performance of the Webmind artificial intelligence technology that was an integral part of the product and, as a result, the product launch was delayed. In view of Burrelle's very strong position in the marketplace and their large sales force, we are now negotiating with them to license our technology for their own use.

        THOMSON FINANCIAL

Our alliance with Thomson Financial remains, although it has changed significantly as a result of corporate changes within Thomson. As a result, we have negotiated with them to license PR Manager rather than AgencyFacts, a system that will deliver more information to its clients and will allow it to monitor consumer perceptions about the companies, their competitors and products. Thomson has authorized us to offer 500 of its clients PR Manager on a test basis. We are currently working out the technical aspects of placing Thomson's clients online and over the next few months, should we decide to proceed, we will contact each client to offer this service.

Over the last 18 months we entered into alliances with Bowdens Media Intelligence and Cobion Inc. Unfortunately, they did not result in the generation of any revenues through June 30, 2001 and we do not expect them to be of material benefit to the Company in the future. As a result, we will be terminating these relationships. On a more positive note, we are still working with the following alliance partners on enhancing our relationships with them.

Like many of our technology company counterparts, NetCurrents has been through a difficult period. We experienced the challenges that face evolving early stage technology companies attempting to penetrate a new market including the need to address numerous management changes, infrastructure ramped up in anticipation of unrealized demand, technology department shortfalls and product fulfillment issues. Management continues to address these issues and revise the Company's business plans in an effort to deliver improved results in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 (Fiscal 2001) COMPARED TO THE THREE MONTHS ENDED JUNE 31, 2000 (Fiscal 2000)

        Revenues for Fiscal June 30, 2001 were $285,942, comprised of $228,309 for our Internet division and $57,633 for our Entertainment division. Our Internet revenues represent a decrease of 2% from the same period in 2000. Revenues for Fiscal 2000 were $345,363 and consisted of sales of $233,878 attributable to our Internet division and $111,485 attributable to our Entertainment division.

        Selling, general and administrative expenses were $2,050,733 for Fiscal 2001 as compared to $2,205,966 for Fiscal 2000. Salaries and Benefits for Fiscal 2001 were $1,086,034 compared to $939,108 in Fiscal 2000. The major changes in cost were as follows: Technology and Product Development increased by 225%, Client Operations increased by 100%, Sales salaries and commissions increased by 62%, Strategist salaries and commissions decreased by 9% and San Francisco management and administrative wages decreased by 89%. The increases are primarily attributable to our efforts to address our technology needs through the use of added internal and independent personnel, organize and implement client support capabilities for the release of PR Manager and other toolset based products and refocus our sales capabilities. The decreases are primarily attributed to the reorganization of the San Francisco office.

        Sales and marketing expenses were $58,973 for Fiscal 2001 and $364,581 in Fiscal 2000. These expenses were significantly higher in Fiscal 2000 because we incurred initial launch and marketing costs in that period. Current marketing expenditures are focused on specific target markets.

        Professional fees were $196,302 for Fiscal 2001 and $268,569 for Fiscal 2000. Of this amount, 20% related to litigation in Fiscal 2001 and 47% related to litigation and the acquisition of Infolocity in Fiscal 2000. As well, 20% related to audit, NASDAQ and SEC filings in Fiscal 2001 and 27% in Fiscal 2000. In Fiscal 2001, 4% related to the Mindfuleye, Inc. acquisition negotiations.

        Consulting fees increased to $340,989 for Fiscal 2001 from $225,933 in Fiscal 2000. A portion of these fees related to our funding efforts.

        Occupancy costs increased to $89,753 in Fiscal 2001 from $69,297 in Fiscal 2000 as the size of our San Francisco operations grew and a small sales office was opened in Toronto as of May 2000. The San Francisco operations have been downsized since June 30, 2001 and we are attempting to sub-lease our office space in San Francisco.

        General and Administrative costs were $278,682 in Fiscal 2001 and $338,478 in Fiscal 2000. The major components of these costs for Fiscal 2001 were: travel 21%, and depreciation 18%. For Fiscal 2000, these costs were: travel 28%, and depreciation 25%.

        The net comprehensive loss applicable to common shareholders was $2,203,301 and $1,441,793 for the three months ended June 30, 2001 and 2000, respectively.

SIX MONTHS ENDED JUNE 30, 2001 (Fiscal 2001) COMPARED TO THE SIX MONTHS ENDED JUNE 31, 2000 (Fiscal 2000)

        Revenues for Fiscal June 30, 2001 were $742,997, comprised of $607,429 for our Internet division and $135,568 for our Entertainment division. Our Internet revenues represent an increase of 43% from the same period in 2000. Revenues for Fiscal 2000 were $612,780 and consisted of sales of $425,547 attributable to our Internet division and $187,233 attributable to our Entertainment division.

        Selling, general and administrative expenses were $4,511,430 for Fiscal 2001 as compared to $4,680,828 for Fiscal 2000. Salaries and Benefits for Fiscal 2001 were $2,486,359 compared to $1,755,602 in Fiscal 2000. The major changes in cost were as follows: Technology and Product Development increased by 265%, Client Operations increased by 100%, Sales salaries and commissions increased by 43%, Strategists salaries and commissions increased by 60% and San Francisco management and administrative wages decreased by 69%. The increases are primarily attributable to our efforts to address our technology needs through the use of added internal and independent personnel, organize and implement client support capabilities for the release of PR Manager and other toolset based products and refocus our sales capabilities. The decrease is primarily attributed to the reorganization of the San Francisco office.

        Sales and marketing expenses were $117,484 for Fiscal 2001 and $1,137,202 in Fiscal 2000. These expenses were significantly higher in Fiscal 2000 because we incurred initial launch and marketing costs in that period. Current marketing expenditures are focused on specific target markets.

        Professional fees were $425,668 for Fiscal 2001 and $523,834 for Fiscal 2000. Of this amount, 25% related to litigation in Fiscal 2001 and 45% related to litigation and the acquisition of Infolocity in Fiscal 2000. As well, 28% related to audit, NASDAQ and SEC filings in Fiscal 2001 and 31% in Fiscal 2000. In Fiscal 2001, 8% related to the Mindfuleye, Inc, acquisition negotiations.

        Consulting fees increased to $482,256 for Fiscal 2001 from $434,345 in Fiscal 2000 A portion of these fees related to our funding efforts.

        Occupancy costs increased to $185,518 in Fiscal 2001 from $111,216 in Fiscal 2000 as the size of our San Francisco operations grew and a small sales office was opened in Toronto as of May 2000. The San Francisco operations have been downsized since June 30, 2001 and we are attempting to sub-lease our office space in San Francisco.

        General and Administrative costs were $814,145 in Fiscal 2001 and $718,629 in Fiscal 2000. The major components of these costs for Fiscal 2001 were: travel 37%, and depreciation 23%. For Fiscal 2000, these costs were: travel 32%, and depreciation 17%.

        The net comprehensive loss applicable to common shareholders was $4,250,706 and $3,868,537 for the three months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities for the Fiscal 2001 was ($2,839,542) and for the Fiscal 2000 was ($3,859,507). Net cash provided by (used in) investing activities during Fiscal 2001 was ($475,192) and during Fiscal 2000 was $70,692. Net cash provided by financing activities during Fiscal 2001 was $607,136 and during Fiscal 2000 was $10,084,464.

        Our total cash and cash equivalent balance at June 30, 2001 was $46,889 as compared to December 31, 2000 which was $2,754,487.

        On May 9, 2001, we entered into an agreement under which we may sell $2.0 million of convertible preferred stock on an as needed basis. The investor will receive 10% of the amount of the proceeds in warrants to purchase our common stock at an exercise price equal to the fair market value of our common stock on the date we sell the preferred stock. The investor may convert the preferred shares into shares of our common stock at a conversion price equal to 90% of the average closing price of our common stock during the five trading days prior to the date of the notice of conversion. The investor will receive an origination fee equal to 5% of the proceeds of the sale for arranging the financing. The investor will also provide us with an Equity Credit Line under which we will be able to draw down a minimum of $100,000 per month based upon a predetermined formula. The maximum amount we may draw down under this Equity Credit Line is $10,000,000. At such time as we draw down on the Equity Credit Line, we will issue to the investor shares with a market value, based on the fair market value of our common stock on the date of notice of draw down, equal to one hundred seven and one-half percent of the amount of the draw. With each draw under the Equity Line, we will grant to the investor warrants to purchase that number of shares of our common stock equal to 10% of the number of shares issued in connection with that draw at an exercise price equal to 110% of the closing bid price of our common stock on the day we receive the funds. An Equity Credit Line fee of 3% of the amount of each draw will also be payable.

        The financing commitment we received on May 9, 2001 replaces the financing commitment received on February 28, 2001, which was terminated by the parties thereto.

     As indicated in the Overview section of this filing, the investor who provided the financing commitment at the time our last 10Q has failed to continue to fund our operations in accordance with the agreement, as specified. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain other financing on terms acceptable to us, or at all, or if we are not able immediately to recognize significant revenue from sales of our products, we may not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

RISKS RELATED TO OUR BUSINESS

        IF WE ARE NOT ABLE TO OBTAIN ADDITIONAL CAPITAL, WE MAY SUBSTANTIALLY REDUCE OUR OPERATIONS AND MAY NOT BE ABLE TO EXECUTE ON OUR BUSINESS PLAN.

        We experienced significant operating losses in the fiscal year ended December 31, 2000 and we expect that these losses will continue through the third quarter of fiscal 2001. Our cash and short-term investment balances have continued to decline since December 31, 2000 and we expect to experience further declining balances until we either obtain additional capital or our accounts receivable and other collections exceed our cash outflows We actively continue to pursue additional equity or debt financings but to date have not received any other funding commitments. We intend to improve liquidity by enhancing the efficiency of our operations, the continued monitoring and reduction of administrative costs and through sales of existing products including PR Manager. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain other financing on terms acceptable to us, or at all, or if we are not able immediately to recognize significant revenue from sales of our products, we may not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

        We have a history of revenues and losses as follows:

        The Company has a history of revenues and losses as follows:

                                                       Revenues           Losses
                                                     --------------    --------------
         Year ended June 30, 1999                    $  2,991,953      $  2,722,239
         Six months ended December 31, 1999          $    342,985      $  4,724,582
         Six months ended June 30, 2000              $    612,780      $  3,950,950
         Year ended December 31, 2000                $ 1,665,225       $  8,360,125
         Three months ended March 31, 2001           $    457,055      $  2,035,652
         Three months ended June 30, 2001            $    285,942      $  2,072,388

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

        Our new business strategy, including our investment and acquisition activities, requires substantial working capital. We spent substantial funds in our acquisition of NetCurrents Services Corporation and since the acquisition have spent a significant amount of money developing our technology and bringing products to market. We expect to continue to spend significant amounts developing new products and enhancements to existing products, in our related marketing efforts and in expanding our existing management team with additional experienced Internet personnel. UPDATE We estimate that, as of June 30, 2001, our cash commitments for the next twelve months will be approximately $1,053,000; a significant portion of this amount is allocated to the business of NC.

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

OUR PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

        Our ability to enter into the online commerce market, establish brand recognition and compete effectively depends upon many factors, including broad commercial acceptance of our products. The success of our products will depend in large part on the breadth of the information these products capture and the timeliness of delivery of that information to the client. The commercial success of or products also depends upon the quality and acceptance of other competing products, in-house capabilities of our clients to perform the same or similar functions as do our products, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. We cannot assure you that our new products will achieve significant market acceptance or will generate significant revenue. If the marketplace does not broadly accept our products, our results of operations and financial condition could be materially and adversely affected.

OUR ABILITY TO UTILIZE ANY AI TECHNOLOGY DEPENDS ON THE OPERATIONS OF OTHER PARTIES. ANY INTERRUPTION OF OUR ABILITY TO UTILIZE AI TECHNOLOGY CAN AFFECT OUR PRODUCT INTEGRATION.

        Our revised strategic plan calls for migration of our AI to MindfulEye's LEXANT technology from our present licensor, Webmind. Should MindfulEye be unable to deliver and service its LEXANT technology, we would continue using WebMind's AI. Should we decide to proceed with another AI technology, from another company, it could take as long as six months during product integration. As a protective measure, we are currently investigating other companies with similar artificial intelligence technology should MindfulEye discontinue operations.

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

     Our limited operating history in the Internet and online commerce industries makes it difficult to forecast accurately our revenues, operating expenses and operating results. As a result, we may be unable to adjust our spending in these areas in a timely manner to compensate for any unexpected revenue shortfall. Consequently, we may not satisfy the expectations of analysts or investors that may cause our stock price to decline. Investors may not be able to resell their shares of our common stock at or above the cost of their purchase prices.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

        As of July 31, 2001, we have granted options and warrants to purchase a total of 9,112,802 shares of common stock that have not been exercised. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, we may not be able to obtain additional equity capital on acceptable terms, since the holders of the outstanding options and warrants may exercise those securities at a time when we may be able to obtain such capital on better terms than those in the options and warrants.

THE CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

        As of July 31, 2001, we have issued and outstanding 1,000,000 shares of our Series A Preferred Stock, and 400,000 shares of our Series C Preferred Stock. At our option, we can pay the dividends on our Series A Preferred Stock in cash or in shares of common stock. We are required to pay dividends on our Series C Preferred Stock if we have net income in excess of $1,000,000 in the applicable fiscal year. We have not yet paid dividends on the Series A Preferred Stock for the periods ended March 31, 2001 and June 30, 2001. No dividends are currently due on the Series C Preferred Stock.

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

        Our Certificate of Incorporation permits our Board of Directors to issue up to 20,000,000 shares of "blank check" Preferred Stock. Our Board of Directors also has the authority to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by our stockholders. We have issued and outstanding 1,000,000 shares of Series A Preferred Stock, and 400,000 shares of Series C Preferred Stock. If we issue additional shares of preferred stock with voting and conversion rights, the rights of our common stockholders could be adversely affected by, among other things, the loss of their voting control to others. Any additional issuances could also delay, defer or prevent a change in our control, even if these actions would benefit our stockholders.

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

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL.

        If our stockholders or we sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants or upon the conversion of shares of our convertible preferred stock) in the public market, the market price of our common stock could fall. As of July 31, 2001, we had outstanding 34,250,094 shares of our common stock. The unregistered shares of common stock and the shares of common stock held by our officers and directors are "restricted" securities, as that term is defined by Rule 144 under the Securities Act. In the future, these restricted securities may be sold only in compliance with Rule 144 or if they are registered under the Securities Act or under an exemption. Generally, under Rule 144, each person who holds restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of our then-outstanding shares of common stock, or the average weekly volume of trading of our common stock as reported during the preceding four calendar weeks. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years can sell such shares under Rule 144 without regard to any of the limitations described above. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

        In addition, as of July 31, 2001, holders of options and warrants may acquire approximately 9,112,802 shares of common stock and holders of shares of our Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series F Preferred Stock may acquire shares of common stock at various conversion rates. This figure consists of 4,531,350 options held by our employees at exercise prices ranging from $0.38 to $3.03. This figure also represents 1,000,000 warrants exercisable at $5.25 (the warrant holder must tender three warrants and $5.25 for one share of our common stock), which expire in September 2001, and 3,498,000 warrants held by one investor exercisable at $1, which expire in March 2005.

WE MAY BE EXPOSED TO CONTINGENT LIABILITY ARISING FROM OUR FAILURE TO MAINTAIN AN EFFECTIVE REGISTRATION STATEMENT COVERING OUR REDEEMABLE WARRANTS AND UNDERLYING COMMON STOCK.

        We initially registered the issuance of the redeemable warrants and the offer to purchase the shares of common stock issuable upon exercise of the redeemable warrants with the SEC though the filing of a registration statement in 1996. We did not update the registration statement with current information until August 30, 2000. A warrant holder may claim that our failure to maintain an effective registration statement covering the exercise of the redeemable warrants for the period of time that the price of our common stock exceeded the cost associated with the exercise of the warrants constituted a breach of their Warrant Agreement. If all warrant holders made this assertion, which we believe has no legal basis based on federal case law, the amount of damages they could allege, may aggregate up to $9.5 million, which represents the difference between the highest closing trading price of the common stock ($11.06) which occurred on March 27, 2000, and the cash exercise price ($5.25), multiplied by the number of outstanding warrants divided by three - as three warrants need to be tendered in addition to the cash exercise price in order to receive one share of common stock. However, a warrant holder who was unable to realize $5.81 by tendering three warrants and $5.25 in cash to the Company, could have on March 27, 2000, sold those three warrants and realized $6.27, thereby eliminating any lost opportunity, since the warrants publicly traded on the Nasdaq Small Capital Market.

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

        As of the date of this statement, we are not aware of any claims for damage or rescission.


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

        On November 13, 2000, NetCurrents, Inc. and NetCurrents Services Corp. (collectively "NetCurrents") initiated a lawsuit entitled NETCURRENTS, INC., ET AL. V. HOLTORF ET AL., Los Angeles Superior Court, Case No. BC 240089 (the "Lawsuit"). A First Amended Complaint was filed on December 18, 2000, alleging claims against Victor Holtorf ("Holtorf") for defamation, unfair competition and conversion. In addition, NetCurrents also filed a Demand for Arbitration against Holtorf with the American Arbitration Association on December 18, 2000, Reference No. 72 160 01297 00 RSR (the "Arbitration"), alleging claims for breach of contract, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing. The claims alleged against Holtorf by NetCurrents in both the Lawsuit and the Arbitration arose out of alleged wrongful conduct by Holtorf following the termination of his employment with NetCurrents in late August 2000, including the public dissemination of defamatory and disparaging statements about NetCurrents.

        Holtorf did not respond to the First Amended Complaint in the Lawsuit but had responded to the Demand for Arbitration with a general denial. In addition, Holtorf filed counter-claims against NetCurrents for the following: breach of contract, breach of covenant of good faith and fair dealing, fraud in the inducement and negligent misrepresentation relating to his previous Employment Agreement with NetCurrents; breach of contract, breach of covenant of good faith and fair dealing, fraud in the inducement and negligent misrepresentation relating to the Consulting Agreement he entered into with NetCurrents as part of his termination of employment in August 2000; defamation; false light; and constructive termination of his previous employment with NetCurrents. NetCurrents did not respond to Holtorf's Counter-Claims in the Arbitration.

        On May 31, 2001, we entered into a settlement agreement with Holtorf whereby we agree to pay $254,000 without interest as follows: (i) $25,000 on or before July 1, 2001 (ii) $15,000, on or before the first day of each month commencing on August 1, 2001, and continuing until such time as the total sum is paid in full. As of the date of this filing, the payments set out above have not been made.

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


                                               NetCurrents, Inc.
                                               (Registrant)


Dated:  August 14, 2001                        /S/ IRWIN MEYER
                                               -----------------------------
                                               Irwin Meyer
                                               Chief Executive Officer


Dated:  August 14, 2001                        /S/ MICHAEL ISCOVE
                                               -----------------------------
                                               Michael Iscove
                                               Chief Financial Officer