Form 10QSB
period 2001-09-30
NETCURRENTS INC/
filed 2001-11-16
CIK 854937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.


                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.


                         Commission file number 0-18410



                     NETCURRENTS INFORMATION SERVICES, INC.
                          (FORMERLY NETCURRENTS, INC.)

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

     Common Stock, $.001 par value 40,250,094 shares as of November 12, 2001

                                NETCURRENTS, INC.

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------

PART I FINANCIAL INFORMATION

       ITEM 1.  Financial Information

           Consolidated Balance Sheet as of September 30, 2001
           and December 31, 2000..............................................3

           Consolidated Statements of Operations For The
           Three Months Ended September 30, 2001 and 2000
           and for the Nine Months Ended September 30, 2001 and 2000..........5

           Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2001
           and 2000...........................................................7

           Notes to Consolidated Financial Statements.........................9

       ITEM 2.  Management's Discussion and Analysis or Plan of Operation.....12



PART II  OTHER INFORMATION ...................................................24

       ITEM 1.  Legal Proceedings ............................................24

       ITEM 2.  Changes In Securities And Use Of Proceeds ....................25

       ITEM 3.  Defaults Upon Senior Securities ..............................25

       ITEM 4.  Submission Of Matters To A Vote Of Security Holders ..........25

       ITEM 5.  Other Information ............................................25

       ITEM 6.  Exhibits And Reports On Form 8-K And Form 8-K/A ..............26

                                              NETCURRENTS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                      September 30, December 31,
                                                          2001          2000
                                                      -----------   -----------
                                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                        $       --    $2,754,487
     Accounts receivable, net of allowance for
         doubtful accounts of nil and nil                139,326       544,869
     Note receivable                                     511,990            --
     Prepaid assets                                      531,100       158,356
                                                      -----------   -----------

              Total current assets                     1,182,416     3,457,712

FIXED ASSETS, at cost, net                               850,619       913,876
GOODWILL, less accumulated amortization and
     write-off of $673,695 and $486,195                  312,500       500,000
INVESTMENTS                                                4,000        43,500
OTHER ASSETS                                              34,989        54,538
                                                      -----------   -----------

                  TOTAL ASSETS                        $2,384,524    $4,969,626
                                                      ===========   ===========

                                                               NETCURRENTS, INC. AND SUBSIDIARIES
                                                                      CONSOLIDATED BALANCE SHEETS
                                   SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
-------------------------------------------------------------------------------------------------


                              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   September 30,   December 31,
                                                                       2001             2000
                                                                   -------------   -------------
                                                                   (UNAUDITED)
CURRENT LIABILITIES
     Bank overdraft                                                $    127,997    $         --
     Accounts payable and accrued expenses                            2,110,767       1,030,934
     Dividends payable                                                  343,663         237,413
     Current portion of accrued settlement                              190,000              --
     Current portion of capital lease obligation                         48,007              --
     Note payable                                                       250,000              --
                                                                   -------------   -------------

         Total current liabilities                                    3,070,434       2,041,669

Accrued settlement, net of current portion                               64,000
Capital Lease Obligation, net of current portion                         32,229              --
                                                                   -------------   -------------

              Total liabilities                                       3,166,663       2,041,669
                                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, Series A, C, D, E, and F, $0.001 par value
         5,400,000 shares authorized
         1,100,000 and 2,625,000 shares issued and outstanding            1,400           1,500
     Preferred stock, Series G, $0.001 par value
         4,000 shares authorized
         30 and 1,875 shares issued and outstanding                          --              --
     Common stock, $0.001 par value
         100,000,000 shares authorized
         39,610,279 and 32,998,073 shares issued and outstanding         39,610          32,998
     Treasury stock, at cost
         93,536 shares                                               (1,010,192)     (1,010,192)
     Subscription receivable                                         (4,750,037)     (4,223,284)
     Additional paid-in capital                                      49,878,519      48,532,031
     Accumulated other comprehensive income                            (342,688)       (410,813)
     Accumulated deficit                                            (44,598,751)    (39,220,961)
                                                                   -------------   -------------

              Total shareholders' equity                               (782,139)      3,701,279
                                                                   ------------    ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,384,524    $  4,969,626
                                                                   =============   =============

                                                               NETCURRENTS, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                            AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------------------------

                                        For the Three Months Ended     For the Nine Months Ended
                                               September 30,                  September 30,
                                        ---------------------------   ---------------------------
                                           2001            2000           2001           2000
                                        ------------   ------------   ------------   ------------
                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)

REVENUES                                $    65,642    $   477,103    $   808,639    $ 1,089,883
                                        ------------   ------------   ------------   ------------


SELLING GENERAL AND ADMINISTRATIVE
Recovery of accounts receivable                  --       (137,658)            --       (137,658)
Salaries and Benefits                       217,839      1,363,431      2,704,198      2,500,633
Selling and Marketing Expenses                1,595         94,625         71,531      1,231,467
Professional Fees                           249,696        330,879        675,364        854,713
Consulting Fees                             256,177        134,764        738,433        569,109
Occupancy Costs                              68,864         95,114        254,382        206,330
General and administrative expenses         449,709        490,217      1,311,402      1,756,720
                                        ------------   ------------   ------------   ------------
                                          1,243,880      2,371,372      5,755,310      6,981,314

LOSS FROM OPERATIONS                     (1,178,238)    (1,894,269)    (4,946,671)    (5,891,431)
                                        ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
   Interest and dividend income              74,843        112,028        220,589        340,622
   Interest and financing expense              (498)        (1,681)        (7,056)        (8,742)
   Write-off of notes receivable and
        other assets                         (8,584)       (31,790)       (72,358)       (87,195)
   Amortization of goodwill                 (62,500)       (22,500)      (187,500)       (67,500)
   Settlement expense                            --        (57,151)      (254,000)      (294,551)
   Gain on sale of investment                    --             --        (20,675)       168,250
   Other income (expense)                    11,480         (5,390)        (3,869)           485
                                        ------------   ------------   ------------   ------------

         Total other income (expense)        14,741         (6,484)      (324,869)        51,369
                                        ------------   ------------   ------------   ------------

                                                                                  NETCURRENTS, INC. AND SUBSIDIARIES
                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                                               AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                        For the Three Months Ended       For the Nine Months Ended
                                                               September 30,                   September 30,
                                                       -----------------------------   -----------------------------
                                                           2001             2000           2001             2000
                                                       -------------   -------------   -------------   -------------
                                                        (unaudited)     (unaudited)     (unaudited)     (unaudited)

LOSS BEFORE PROVISION FOR INCOME TAXES                   (1,163,497)     (1,900,753)     (5,271,540)     (5,840,062)

PROVISION FOR INCOME TAXES                                       --              --              --         (20,097)
                                                       -------------   -------------   -------------   -------------

NET LOSS                                               $ (1,163,497)   $ (1,900,753)   $ (5,271,540)   $ (5,860,159)

DIVIDEND REQUIREMENT OF SERIES A PREFERRED STOCK           (106,250)       (106,250)       (318,750)       (318,750)
DIVIDEND REQUIREMENT OF SERIES E PREFERRED STOCK                 --              --              --              --
DIVIDEND REQUIREMENT OF SERIES G PREFERRED STOCK            (24,663)         (2,213)        (24,663)        (24,463)
                                                       -------------   -------------   -------------   -------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                   (1,294,410)     (2,009,216)     (5,614,953)   $ (6,203,372)

UNREALIZED GAIN (LOSS)  ON INVESTMENT                       (34,000)        (81,200)         68,126        (398,363)
                                                       -------------   -------------   -------------   -------------

COMPREHENSIVE LOSS APPLICABLE TO COMMON SHAREHOLDERS   $ (1,328,410)   $ (2,090,416)   $ (5,546,827)   $ (6,601,735)
                                                       =============   =============   =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE                $      (0.04)   $      (0.07)   $      (0.17)   $      (0.22)
                                                       =============   =============   =============   =============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     35,759,533      30,674,692      32,947,131      30,674,692
                                                       =============   =============   =============   =============

                                                 NETCURRENTS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 (UNAUDITED)

-----------------------------------------------------------------------------------

                                                          For the        For the
                                                         Nine Months    Nine Months
                                                           Ended          Ended
                                                        September 30, September 30,
                                                            2001           2000
                                                        ------------   ------------
                                                        (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $(5,271,540)   $(5,860,159)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization of fixed assets        279,088        113,452
       Amortization of goodwill                             187,500         67,500
       Write-off of notes receivable and other assets        72,358             --
       Issuance of common stock for services                534,000             --
       Issuance of common stock for settlement                   --         96,400
       Interest from subscription receivable                (82,753)            --
       Gain on sale of investments                               --       (168,250)
   (Increase) decrease in
     Accounts receivable                                    333,185        122,672
     Other assets and prepaid expenses                     (353,195)       (19,360)
     Prepaid advertising expense                                 --        583,392
   Increase (decrease) in
     Accounts payable and accrued expenses                1,079,833       (434,527)
     Deferred revenue                                            --        (63,025)
     Accrued settlement                                     254,000             --
                                                        ------------   ------------

Net cash used in operating activities                    (2,967,524)    (5,561,905)
                                                        ------------   ------------

                                                  NETCURRENTS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 (UNAUDITED)

------------------------------------------------------------------------------------

                                                          For the        For the
                                                        Nine Months     Nine Months
                                                           Ended           Ended
                                                       September 30,   September 30,
                                                           2001            2000
                                                       -------------   -------------
                                                        (unaudited)     (unaudited)
   CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on fixed assets                $   (117,731)   $   (782,126)
   Increase in note receivable                             (511,990)             --
   Proceeds from sale of investments                        107,625         213,809
                                                       -------------   -------------

Net cash used in investing activities                      (522,096)       (568,317)
                                                       -------------   -------------

   CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on notes payable - related parties                   --         (44,046)
   Borrowings from notes payable - related parties          250,000              --
   Payments on capital lease obligation                     (17,864)         (4,320)
   Payment on subscription receivable                       200,000
   Proceeds from issuance of preferred stock                     --         311,525
   Proceeds from issuance of common stock                   400,000       8,754,933
   Offering costs                                           (25,000)             --
   Proceeds from convertible debentures, net of
     offering costs                                              --       1,000,026
                                                       -------------   -------------

Net cash provided by financing activities                   607,136      10,218,118
                                                       -------------   -------------

Net increase (decrease) in cash and cash equivalents     (2,882,484)      4,087,896
                                                       -------------   -------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            2,754,487         798,855
                                                       -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $   (127,997)   $  4,886,751
                                                       =============   =============

  THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS
================================================================================

(1)      BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements of NetCurrents, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the six months ended December 31, 2000.

(2)      GOING CONCERN

         The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Company's low stock price which is one reason we have not been able to complete a financing as at the filing date of this report, the Company may not be able to continue to operate as a going concern. Our ability to operate as a going concern is dependent on our ability to successfully obtain the additional financing.

(3)      GOODWILL

         Goodwill was recorded in connection with the acquisition of MWI Distribution, Inc. in July 1998 and is being amortized over a period of two years.

(4)      STOCKHOLDER APPROVAL

         Effective August 15, 2001, the stockholders approved our Company's name change to NetCurrents Information Services, Inc. We also received approval to increase the aggregate number of shares of common stock authorized for issuance from 50,000,000 shares to 100,000,000 shares. In addition, our 2001 Stock Incentive Plan was approved and the Incentive Plan has reserved 3 million shares. The shareholders also approved a reverse stock split between 1:3 to 1:10 to be determined at the sole discretion of the Company's Board of Directors at any time during one year from the date of the Annual Meeting.

(5)      MINDFULEYE, INC.

         On February 28, 2001, we entered into a letter of intent to acquire MindfulEye, Inc., a subscription-based Internet monitoring company that automatically alerts investors in real time to online news, rumors, information, and changes in the public sentiment about companies in which they have interest. On July 24, 2001, the discussions to acquire the company were discontinued due to the market conditions and the low stock price of our stock at that time. Although we entered into a license agreement with MindfulEye, the agreement was rescinded due to the financial issues facing both companies. Notwithstanding, the aforementioned, certain components of the software customization process for integration of Lexant into PR Manager have commenced. As well, we are currently in discussions as to finalizing the financial terms of a new license. Should we complete our financing, and MindfulEye be able to secure its own financing, we plan to license MindfulEye's technology again and enter into a strategic alliance with MindfulEye.

         On February 21, 2001, we entered into a bridge loan agreement with MindfulEye Inc, which was later amended as of October 2001. Under amended terms of the bridge loan, we have provided them with advances totaling $490,000, plus interest as of September 30,2001. Interest on the advances accrues at 10% per annum and will be paid in a single installment on the earlier of (i) December 31, 2001 (ii) the closing of the acquisition of MindfulEye, Inc. (iii) or the closing of any funding MindfulEye, Inc. if our acquisition does not close. If we acquire MindfulEye, Inc., the principal and accrued interest shall be deemed paid as of the closing date of the acquisition. These advances have been secured by a pledge of all of the assets of MindfulEye, Inc. and its subsidiary.

 (6)     DIVIDENDS ON PREFERRED STOCK

         During the nine months ended September 30, 2001, the Company issued 536,901 shares of its Common Stock at a market value to pay a required $106,250 per quarter ending September 30, 2000 and December 31, 2000 on the Series A Preferred Stock. The Company has not yet issued dividends on Series A Preferred Stock for the quarters ended March 31, 2001, June 30,2001 and September 30, 2001.

(7)      AGREEMENTS

         On February 7, 2001, we entered into an investor relations agreement for a term of twelve months under which the investor relations firm received 100,000 shares of the Company's common stock on May 10, 2001, valued at $40,000. The investor relations firm also received 150,000 options exercisable at $1.50, $2.00 and $2.50, valued at $10,000. The options vest immediately and expire 24 months from the date the registration statement registering the shares underlying the option is deemed effective.

         On April 13, 2001, we entered into a consulting agreement under which the consultant received 2,000,000 options valued at $160,000. The options vested immediately and were exercised as of May 7, 2001, creating a promissory note for $160,000. Interest shall accrue at an annual interest rate of five percent per annum and shall be due on or before June 30, 2002. At any time prior to the due date, the promissory note may be paid in cash and/or tendering 400,000 shares of NetCurrents' common stock. On August 6, 2001, the Company received 250,000 shares of the Company's common stock as partial repayment of the promissory note which was directly transferred to a consultant in lieu of payment valued at $100,000.

         On August 29, 2001, we entered into a three year consulting agreement under which the consultant received a warrant to purchase 6,000,000 shares of common stock that were valued at $384,000. The warrant vested immediately and the shares underlying the warrant were registered pursuant to an S-8 filed with the Securities and Exchange Commission. The consultant has advanced to the Company $100,000 as a partial payment against the exercise of the warrant for all of the shares.

(8)      NOTE PAYABLE

         In May 2001, we received a $250,000 loan from a financing company, which loan is secured by the assets of the Company. The loan bears interest at 10% per annum and the documents have not yet been executed.

(9)      SHAREHOLDERS' DEFICIT

         In May 2001, we received proceeds totaling $400,000, net of offering costs, from a financing company, for the issuance of $400,000 of Convertible Preferred Stock, which is convertible at ten percent 10% below the closing price of the stock on the day of exercise. The certificates of designation have yet to be executed. No shares have been converted to date.

(10)     SETTLEMENT AGREEMENTS

         On May 31, 2001, we entered into a settlement agreement with a former management employee whereby we agree to pay $254,000 without interest as follows: (i) $25,000 on or before July 1, 2001) (ii) $15,000, on or before the first day of each month commencing on August 1, 2001, and continuing until such time as the total sum is paid in full. As of the date of this filing, the payments set forth above have not been made by the Company.

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

         On September 7, 2001, the Company executed many settlement agreements with former employees for unpaid wages at a hearing before the California Labor Board. As of October 7, 2001, the Company is in breach of those settlement agreements for failure to pay the amounts due. The California Labor Board will move for judgment against the Company in the near future if these amounts are not paid.

(11)     LEASES AND OTHER CONTRACTUAL OBLIGATIONS

        The Company has been notified that it is in default on two non-cancelable office leases in Burlingame, California that provide for minimum annual base rents and payment of certain operating expenses. One lease expires in May 2005 and the other in January 2002. The remaining lease obligation under of the lease expiring in January 2002 is partially offset by a security deposit of approximately $21,000. In addition, total future minimum commitments under this obligation as of September 30, 2001 amount to $419,000. The Company is currently in negotiations with the landlords to sublease these facilities. The Company is also in default of its lease in Los Angeles and is anticipating that it will cure such default. The Company is in default of most of its contractual obligations.

(12)     LOSS PER SHARE

         Loss per share for the three and nine months ended September 30, 2001, has been computed after deducting the dividend requirements of the Series A and Series G Preferred Stock. It is based on the weighted average number of common and common equivalent shares reported outstanding during the entire period ended on September 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

         This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933 with respect to our operations that are subject to various risks and factors which could cause our future actual results of operations and future financial condition to differ materially from those described herein. The words "expect," "estimate," "anticipate," "predict, "believe" "project" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding our intent, belief or current expectations with respect to, among other things: our ability to complete a financing sufficient to execute the Company's business plan, the ability to rebuild the operations of NetCurrents Services Corporation from current levels, which we refer to as NC Services, execution of business plans, completion of strategic alliances, the ability to work effectively with our alliance partners, demand for our products and services, the ability to continue to develop new products and services, the ability to attract skilled personnel to meet our target in our business plan, expected capital expenditures, anticipated business and economic conditions and trends affecting our financial condition and our business and strategies. We caution you not to put undue reliance on these forward-looking statements. We further caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB for the year ended December 31, 2000 as well as the information set forth below. We do not ordinarily make projections of our future operating results and we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.


OVERVIEW

         Since our last 10Q, the world has been plunged into turmoil as a result of the events of September 11, 2001 making the securing of financing even more difficult than before. The economy has been severely impacted and is clearly showing indications of recession. The stock markets have continued to be volatile and weak. We have continued to source required funding over the last quarter and to date have been unsuccessful in completing a financing that would permit the Company to execute its business plan. Further, as a result of the lack of funding, we have been forced to continue to terminate employees thereby reducing our ability to operate or expand the business and service client requirements. We are in presently in arrears of leases with all of our landlords. We are in default on our contracts and leases with our ASP and software providers and have not been able to pay most suppliers for the last quarter. We failed to pay our existing AI supplier, Webmind and, as a result, our license has been rescinded. Webmind has also filed a petition in bankruptcy thereby affecting our ability to obtain technical support were we to secure financing. We are also unable to enter into a license agreement with MindfulEye until our financing is in place, however, notwithstanding this issue, certain components of the software customization process for the integration of Lexant into PR Manager have commenced. As well, we are currently in discussions as to finalizing the financial terms of a new license with MindfulEye. Should we complete our financing, and MindfulEye be able to secure its own financing, we plan to license MindfulEye's technology again and enter into a strategic alliance with MindfulEye. However, unless we are able to quickly complete the financing we are currently negotiating, we could be forced to consider steps to protect our assets.

PATENT GRANT

         On September 26,2001, we received notice of allowance of a second patent on our FIRST technology and anticipate issuance of the patent shortly. The patent is also very broad and addresses the relationship of our FIRST technology to software applications, as opposed to the first patent that is more related to hardware and its operation. FIRST is used for monitoring the Internet and delivering specific information to our clients. We have additional patent applications pending in an effort to create a multi-layer protection strategy for our technology. If granted, these patents would afford us further patent protection, which we believe will assist us in becoming a leader in providing up-to-the-minute real-time monitoring and online analysis of Internet message activity.


FINANCIAL DEVELOPMENTS

         Although we are actively negotiating with several investment groups who have informed us that they are prepared to fund a Bulletin Board company, until a financing is concluded, we cannot assure you that we will be able to secure the amount of funds needed to continue operations or execute on our business plan. We have a very serious current, immediate need for capital in order to meet our existing debt obligations and pay our day-to-day expenses and past due accounts payable. If we are unable to secure financing in a timely manner, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.


MINDFULEYE

         As announced on July 24, 2001, we discontinued our acquisition negotiations with MindfulEye. Although we entered into a license agreement with MindfulEye in June 2001, the agreement was rescinded due to the financial issues facing both companies. Notwithstanding, the aforementioned, certain components of the software customization process for integration of Lexant into PR Manager have commenced. As well, we are currently in discussions as to finalizing the financial terms of a new license. Should we complete our financing, and MindfulEye be able to secure its own financing, we plan to license MindfulEye's technology again and enter into a strategic alliance with MindfulEye under which we will represent MindfulEye in the sale of its SURVEILLANCE technology to the financial industry and jointly develop platform technology systems for our corporate clients' sales team. We anticipate these sales will be made primarily through outside third parties rather than through a direct sales force, as a further measure to minimize operating costs.

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

REVISED STRATEGIC PLAN

         In our last 10-Q dated June 30,2001 we provided an outline of our revised strategic plan. Due to our inability to secure financing, we have been unable to proceed with this plan. We are currently in negotiations for another financing, however, if it is not completed in the near term, it is likely that we will be unable to proceed with this plan and may be forced to consider steps to protect our assets.


OPERATIONAL DEVELOPMENTS

         As a result of our failure to secure a new financing, the following measures have been taken:

         >> We have further reduced our staff so that we now have in our technology department two people, one providing hardware support and the other providing technology support. We continue to have one customer support person. We continue to have two people in our accounting department. We have not been able to outsource any of the technology operations to MindfulEye in Vancouver.


         >> Irwin Meyer (CEO), Michael Iscove (CFO), Arthur Bernstein (Exec.VP) and Michael O'Hara (VP) have not been paid their salaries and expenses since May 15, 2001. They have continued to work for the Company in order to source financing and maintain basic operations. Should the Company secure financing, they will be paid retroactively.

STRATEGIC PARTNERS

         HILL & KNOWLTON
         ---------------

         Hill & Knowlton has now informed us that they have moved their launch date to January 2002. We continue to work closely with Hill & Knowlton and, assuming we are able to secure financing, we anticipate the rollout of PR Manager to their clients according to their schedule.

         KROLL RISK CONSULTING SERVICES
         ------------------------------

         We have continued to service Kroll's crisis management clients on an "as needed" basis. However, we no longer have a strategist department and are using management personnel to provide the service at this time. This approach is only a short-term solution. If we secure financing, we plan to rebuild our strategist team and continue to work with Kroll toward the development of a desktop tool and a uniform pricing program and pricing structure for their case managers.

         BURRELLES INFORMATION SERVICES
         ------------------------------

         We were unable to negotiate a financially acceptable license with Burrelles and, as a result, they have terminated their relationship with us.

         THOMSON FINANCIAL
         -----------------

         Our financial situation and resulting staff reductions and operational changes led to an inability to execute on the Thomson Financial program and, as a result, it has been terminated. However, they have agreed to review new programs and opportunities in the future and we plan to present revised programs once we are financially capable of executing them.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 (Fiscal 2001) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 31, 2000 (Fiscal 2000)

         Revenues for the three months ended September 30, 2001 were $65,642, comprised of $58,905 for our Internet division and $6,737 for our Entertainment division. Our Internet revenues represent a decrease of 86% from the same period in 2000. Revenues for Fiscal 2000 were $477,103 and consisted of sales of $370,998 attributable to our Internet division and $106,105 attributable to our Entertainment division.

         Selling, general and administrative expenses were $1,243,880 for Fiscal 2001 as compared to $2,371,372 for Fiscal 2000. Salaries and Benefits for Fiscal 2001 were $217,839 compared to $1,363,431 in Fiscal 2000. The major decrease is attributed to the downsizing of the San Francisco office since June 2001.

         Sales and marketing expenses were $1,595 for Fiscal 2001 and $94,625 in Fiscal 2000. These expenses were significantly higher in Fiscal 2000 because we incurred initial launch and marketing costs in that period. Current marketing expenditures are focused on specific target markets.

         Professional fees were $249,696 for Fiscal 2001 and $330,879 for Fiscal 2000. Of this amount, 76% related to audit, NASDAQ, SEC filings and the yearly board meeting. In Fiscal 2001, 64% related to audit, Sec filings, litigation and alliance contracts.

         Consulting fees increased to $256,177 for Fiscal 2001 from $134,764 in Fiscal 2000. A majority of these fees related to our funding efforts. Of the total for Fiscal 2001, $110,667 was paid in stock rather than cash.

         Occupancy costs increased to $68,864 in Fiscal 2001 from $95,114 in Fiscal 2000 as the size of our San Francisco operations grew and a small sales office was opened in Toronto as of May 2000. The San Francisco operations have been downsized since June 30, 2001 and we are attempting to sub-lease our office space in San Francisco.

         General and Administrative costs were $449,709 in Fiscal 2001 and $490,217 in Fiscal 2000. The major components of these costs for Fiscal 2001 were: travel 20%, depreciation 12% and investor relations 13%. For Fiscal 2000, these costs were: travel 69%, and depreciation 13%.

         The comprehensive loss applicable to common shareholders was $1,328,410 and $2,090,416 for the three months ended September 30, 2001 and 2000, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 2001 (Fiscal 2001) COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 31, 2000 (Fiscal 2000)

         Revenues for Fiscal September 30, 2001 were $808,639, comprised of $666,688 for our Internet division and $141,951 for our Entertainment division.

Revenues for Fiscal 2000 were $1,089,883 and consisted of sales of $796,545 attributable to our Internet division and $293,338 attributable to our Entertainment division. Revenues decreased because of our inability to secure the financing necessary to execute our business plan resulting in a decrease in staff and sales and marketing efforts, as well as economic conditions.

         Selling, general and administrative expenses were $5,755,310 for Fiscal 2001 as compared to $6,981,314 for Fiscal 2000. Salaries and Benefits for Fiscal 2001 were $2,704,198 compared to $2,500,633 in Fiscal 2000. The major changes in cost were as follows: Technology and Product Development increased by 130%, Client Operations increased by 175%, Sales salaries and commissions decreased by 38%, Strategists salaries and commissions decreased by 10% and San Francisco management and administrative wages decreased by 63%. The increases are primarily attributable to our efforts to address our technology needs through the use of added internal and independent personnel, organize and implement client support capabilities for the release of PR Manager and other toolset based products and refocus our sales capabilities. The decrease is primarily attributed to the reorganization of the San Francisco office.

         Sales and marketing expenses were $71,531 for Fiscal 2001 and $1,231,467 in Fiscal 2000. These expenses were significantly higher in Fiscal 2000 because we incurred initial launch and marketing costs in that period. Current marketing expenditures are focused on specific target markets.

         Professional fees were $675,364 for Fiscal 2001 and $854,713 for Fiscal 2000. Of this amount, 16% related to litigation in Fiscal 2001 and 44% related to litigation and the acquisition of Infolocity in Fiscal 2000. As well, 46% related to audit, NASDAQ, SEC filings and the annual meeting in Fiscal 2001 and 25% in Fiscal 2000. In Fiscal 2001, 5% related to the Mindfuleye, Inc, acquisition negotiations.

         Consulting fees increased to $738,433 for Fiscal 2001 from $569,109 in Fiscal 2000. A majority of these fees related to our funding efforts. Of the total for Fiscal 2001, $160,667 was paid in stock rather than cash.

         Occupancy costs increased to $254,382 in Fiscal 2001 from $206,330 in Fiscal 2000 as the size of our San Francisco operations grew and a small sales office was opened in Toronto as of May 2000. The San Francisco operations have been downsized since June 30, 2001 and we are attempting to sub-lease our office space in San Francisco.

         General and Administrative costs were $1,311,402 in Fiscal 2001 and $1,756,720 in Fiscal 2000. The major components of these costs for Fiscal 2001 were: travel 37%, and depreciation 23%. For Fiscal 2000, these costs were: travel 32%, and depreciation 17%.

         The comprehensive loss applicable to common shareholders was $5,546,827 and $6,601,735 for the nine months ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the Fiscal 2001 was $3,269,144 and for the Fiscal 2000 was $5,561,905. Net cash used in investing activities during Fiscal 2001 was $522,096 and during Fiscal 2000 was $568,317. Net cash provided by financing activities during Fiscal 2001 was $707,136 and during Fiscal 2000 was $10,218,118.

         Our total cash and cash equivalent balance at September 30, 2001 was ($127,997) as compared to December 31, 2000 which was $2,754,487.

         As indicated in the Overview section of this filing, the investor who provided the financing commitment at the time of our last 10Q failed to continue to fund our operations in accordance with the agreement, as specified. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain other financing on terms acceptable to us, or at all, or if we are not able immediately to recognize significant revenue from sales of our products, we may not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

RISKS RELATED TO OUR BUSINESS

         IF WE ARE NOT ABLE TO OBTAIN ADDITIONAL CAPITAL QUICKLY, WE WILL HAVE TO SHUT DOWN OUR OPERATIONS AND WILL NOT BE ABLE TO EXECUTE ON OUR BUSINESS PLAN.

         We experienced significant operating losses in the fiscal year ended December 31, 2000 and we expect that these losses will continue through the fourth quarter of fiscal 2001. Our cash and short-term investment balances have continued to decline since December 31, 2000 and we expect to experience further declining balances until we either obtain additional capital or our accounts receivable and other collections exceed our cash outflows. We actively continue to pursue additional equity or debt financings but to date have not received any other funding commitments. We have been forced to reduce our operations to a level where we are currently providing very limited services to our client base and if we do not secure funding quickly, we will have to shut down our operations entirely. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain other financing on terms acceptable to us, or at all, or if we are not able immediately to recognize significant revenue from sales of our products, we may not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

         We have a history of revenues and losses as follows:

         The Company has a history of revenues and losses as follows:

                                                        Revenues      Losses
                                                      ------------  ------------
               Year ended June 30, 1999               $ 2,991,953   $ 2,722,239
               Six months ended June 30, 2000         $   612,780   $ 3,950,950
               Year ended December 31, 2000           $ 1,665,225   $ 8,360,125
               Three months ended March 31, 2001      $   457,055   $ 2,035,652
               Three months ended June 30, 2001       $   285,942   $ 2,072,388
               Three months ended September 30, 2001  $    65,642   $ 1,163,497

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

         Our new business strategy, including our investment and acquisition activities, requires substantial working capital. We spent substantial funds in our acquisition of NetCurrents Services Corporation and since the acquisition have spent a significant amount of money developing our technology and bringing products to market. If we are able to secure financing, we expect to continue to spend significant amounts developing new products and enhancements to existing products, in our related marketing efforts and in expanding our existing management team with additional experienced Internet personnel. We estimate that, as of September 30, 2001, our cash commitments for the next twelve months will be approximately $853,000; a significant portion of this amount is allocated to the business of NC.

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

OUR ABILITY TO UTILIZE ANY AI TECHNOLOGY DEPENDS ON THE OPERATIONS OF OTHER PARTIES. WE CURRENTLY ARE NO LONGER UNDER LICENSE WITH WEBMIND AND, WITHOUT FUNDING WE CANNOT LICENSE THE MINDFULEYE AI TECHNOLOGY. THESE PROBLEMS HAVE AFFECTED OUR PRODUCT INTEGRATION.

         Our revised strategic plan calls for the migration of our AI to MindfulEye's Lexant technology from our present licensor, Webmind. As we have failed to pay Webmind and they have since filed a petition in bankruptcy, we are no longer licensed to use their AI with our products, nor is there technical support available. Should we obtain financing, we plan to license MindfulEye's AI for use with our products. As we outlined above, certain components of the software customization process for integration of Lexant into PR Manager have commenced and these efforts will reduce the period for completion of migration to Lexant. As, we are currently in discussions as to finalizing the financial terms of a new license. Should we complete our financing, and MindfulEye be able to secure financing, we plan to license MindfulEye's technology again and enter into a strategic alliance with MindfulEye. Should we decide to proceed with another AI technology, from another company, it could take as long as six months during product integration. As a protective measure, we are currently investigating other companies with similar artificial intelligence technology should MindfulEye discontinue operations.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

         As of November 12, 2001, we have granted options and warrants to purchase a total of 8,091,515 shares of common stock that have not been exercised. To the extent that these outstanding options and warrants are exercised, our stockholders' interests will be diluted. Also, we may not be able to obtain additional equity capital on acceptable terms, since the holders of the outstanding options and warrants may exercise those securities at a time when we may be able to obtain such capital on better terms than those in the options and warrants.

THE CONVERSION OF OUR CONVERTIBLE PREFERRED STOCK MAY DILUTE OUR STOCKHOLDERS' INTERESTS AND COULD HINDER US FROM OBTAINING ADDITIONAL FINANCING.

         As of November 12, 2001, we have issued and outstanding 1,000,000 shares of our Series A Preferred Stock, and 400,000 shares of our Series C Preferred Stock. At our option, we can pay the dividends on our Series A Preferred Stock in cash or in shares of common stock. We are required to pay dividends on our Series C Preferred Stock if we have net income in excess of $1,000,000 in the applicable fiscal year. We have not yet paid dividends on the Series A Preferred Stock for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001. No dividends are currently due on the Series C Preferred Stock.

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

STOCK PRICES OF INTERNET-RELATED COMPANIES HAVE FALLEN DRAMATICALLY IN RECENT MONTHS AND THE TRADING PRICE OF OUR COMMON STOCK AND REDEEMABLE WARRANTS IS LIKELY TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

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

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL.

         If our stockholders or we sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants or upon the conversion of shares of our convertible preferred stock) in the public market, the market price of our common stock could fall. As of November 12, 2001, we had outstanding 40,250,094 shares of our common stock. The unregistered shares of common stock and the shares of common stock held by our officers and directors are "restricted" securities, as that term is defined by Rule 144 under the Securities Act. In the future, these restricted securities may be sold only in compliance with Rule 144 or if they are registered under the Securities Act or under an exemption. Generally, under Rule 144, each person who holds restricted securities for a period of one year may, every three months, sell in ordinary brokerage transactions an amount of shares which does not exceed the greater of 1% of our then-outstanding shares of common stock, or the average weekly volume of trading of our common stock as reported during the preceding four calendar weeks. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years can sell such shares under Rule 144 without regard to any of the limitations described above. Sales of substantial amounts of common stock in the public market, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock and could impair our ability to raise capital through a public offering of equity securities.

         In addition, as of November 12, 2001, holders of options and warrants may acquire approximately 8,091,515 shares of common stock and holders of shares of our Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series F Preferred Stock may acquire shares of common stock at various conversion rates. This figure consists of 1,865,875 options held by our employees at exercise prices ranging from $0.38 to $3.03. This figure also represents 6,225,640 warrants and options held by investors at exercise prices ranging from $0.82 to $2.50.

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

         On May 31, 2001, we entered into a settlement agreement with Holtorf whereby we agree to pay $254,000 without interest as follows: (i) $25,000 on or before July 1, 2001 (ii) $15,000, on or before the first day of each month commencing on August 1, 2001, and continuing until such time as the total sum is paid in full. As of the date of this filing, the payments set forth above have not been made by the Company.

         On September 7, 2001, the Company executed many settlement agreements with former employees for unpaid wages at a hearing before the California Labor Board. As of October 7, 2001, the Company is in breach of those settlement agreements for failure to pay the amounts due. The California Labor Board will move for judgment against the Company in the near future if these amounts are not paid.

         Other creditors have threatened legal action against the company for non-payment and may soon proceed with litigation.



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


                                                   NetCurrents, Inc.
                                                   (Registrant)


Dated:  November 16, 2001                          /s/ IRWIN MEYER
                                                   -----------------------------
                                                   Irwin Meyer
                                                   Chief Executive Officer


Dated:  November 16, 2001                          /s/ MICHAEL ISCOVE
                                                   -----------------------------
                                                   Michael Iscove
                                                   Chief Financial Officer